Form 10-Q
period 1996-10-31
LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC \ENGLAND\
filed 1996-12-17
CIK 1001539

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996
                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-27218

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC
             (Exact name of registrant as specified in its charter)

           England                                   None
(Stated or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

                        1800 West Loop South, 6th Floor
                                 Houston, Texas
                                     77027
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 625-9300
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes   X       No________
   --------

     As of November 30, 1996, 25,538,720 Ordinary Shares of the Registrant's Common Stock, 10 pence par value, were issued and outstanding.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                                   FORM 10-Q

                                OCTOBER 31, 1996

                               TABLE OF CONTENTS


                                                                                                  Page
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements
                    --------------------

                    Consolidated Balance Sheet as of October 31, 1996 and  April 30, 1996          3

                    Consolidated Statement of Operations for the three and six months ended
                    October 31, 1996 and October 31, 1995                                          4

                    Consolidated Statement of Cash Flows for the six months ended
                    October 31, 1996 and October 31, 1995                                          5

                    Notes to the Consolidated Financial Statements                                 6

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    ---------------------------------------------------------------
                    Results of Operations                                                          8
                    ---------------------

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                              13
                    -----------------

          Item 5.   Other Information                                                              13
                    -----------------

          Item 6.   Exhibits and Reports on Form 8-K                                               13
                    --------------------------------

          SIGNATURE                                                                                13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                           CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                  October 31,   April 30,
                                                      1996         1996
                                                      ----         ----
                                                   (unaudited)
                Assets
                ------
Current assets:
  Cash and cash equivalents                          $  7,063    $ 10,960
  Trade accounts receivable                             3,957       9,579
  Other current assets                                  1,394       3,498
                                                     --------    --------
    Total current assets                               12,414      24,037
Furniture, fixture and equipment, net                   1,504       2,982
Other assets                                                          160
                                                     --------    --------

    Total assets                                     $ 13,918    $ 27,179
                                                     ========    ========

        Liabilities and shareholders' deficit
        -------------------------------------

Current liabilities:
  Current maturities of indebtedness                 $    691    $  1,003
  Accounts payable                                      1,240       1,630
  Deferred revenue                                      3,459       3,691
  Accrued liabilities                                   7,482       5,344
  Executive Stock Option Trust indebtedness               976         903
                                                     --------    --------
    Total current liabilities                          13,848      12,571
Indebtedness                                              518         524
Other liabilities                                      10,055       2,149
                                                     --------    --------
    Total liabilities                                  24,421      15,244
                                                     --------    --------
Shareholders' deficit:
  Ordinary shares, 10 pence par value                   4,255       4,253
  Additional paid-in capital                           20,282      20,323
  Executive Stock Option Trust indebtedness              (976)       (903)
  Cumulative translation adjustment                      (170)        439
  Accumulated deficit                                 (33,894)    (12,177)
                                                     --------    --------
    Total shareholders' deficit                       (10,503)     11,935
                                                     --------    --------
Commitments and contingencies
                                                     --------    --------

    Total liabilities and shareholders' deficit      $ 13,918    $ 27,179
                                                     ========    ========

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)


                                                                      Three months ended                  Six months ended
                                                                         October 31,                         October 31,
                                                                 --------------------------             ---------------------
                                                                    1996              1995                1996          1995
                                                                    ----              ----                ----          ----
Revenue:
  Product licenses                                               $  2,757            $ 6,464            $  4,761       $11,840
  Services                                                          2,095              4,458               5,345         8,858
                                                                 --------            -------            --------       -------
   Total revenue                                                    4,852             10,922              10,106        20,698
                                                                 --------            -------            --------       -------
Costs and expenses:
  Cost of product licenses                                             11                232                  69           474
  Cost of services                                                    921              1,673               2,537         3,342
                                                                 --------            -------            --------       -------
   Total cost of revenue                                              932              1,905               2,606         3,816
                                                                 --------            -------            --------       -------
Gross margin                                                        3,920              9,017               7,500        16,882
                                                                 --------            -------            --------       -------
Sales and marketing                                                 2,217              5,005               6,739         9,219
Research and development                                            1,016              1,887               3,159         3,789
General and administrative                                            578              1,368               1,886         2,599
Merger costs                                                                             468                               468
Restructuring charge                                               17,621                                 17,621
                                                                 --------            -------            --------       -------
  Total operating expenses                                         21,432              8,728              29,405        16,075
                                                                 --------            -------            --------       -------
Operating income (loss)                                           (17,512)               289             (21,905)          807
Interest income                                                       119                 14                 242            46
Interest expense                                                      (35)               (14)                (69)          (32)
Other income (expense)                                                 11                                     15
                                                                 --------            -------            --------       -------
Income (loss) before income taxes                                 (17,417)               289             (21,717)          821
Income taxes (benefit)                                                                   (85)                             (158)
                                                                 --------            -------            --------       -------

Net Income (loss)                                                $(17,417)           $   204            $(21,717)      $   663
                                                                 ========            =======            ========       =======
Income (loss) per Ordinary Share:                                $  (0.68)           $  0.01            $  (0.85)      $  0.03
                                                                 ========            =======            ========       =======
Income (loss) per ADS: (1)                                       $  (1.36)           $  0.02            $  (1.70)      $  0.06
                                                                 ========            =======            ========       =======

Weighted average Ordinary and Ordinary Share
 equivalents outstanding                                           25,539             23,004              25,537        23,004
                                                                 ========            =======            ========       =======

(1) Adjusted to reflect the ratio of one ADS to two Ordinary Shares.



        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Six months ended
                                                                October 31,
                                                         ----------------------
                                                           1996           1995
                                                           ----           ----
Cash flow from operating activities:-
 Net income (loss)                                       $(21,717)      $   663
 Adjustments to reconcile net income (loss) to cash
  used by operating activities:
   Depreciation and amortization                              303           206
   Write-off of net assets from restructuring               2,894
   Deferred income taxes                                                   (148)
   Changes in current assets and liabilities, net of
    the effect of net asset write-offs from restructuring:
     Trade accounts receivable                              3,835           922
     Other current assets                                     916          (980)
     Accounts payable                                        (390)          684
     Accrued restructuring                                 10,583        (1,612)
     Accrued legal settlement                                (155)       (1,073)
     Other accrued liabilities                               (302)          104
     Deferred revenue                                       1,273            75
   Other noncurrent assets and liabilities, net              (593)          (98)
                                                         --------       -------
     Net cash used by operating activities                 (3,353)       (1,257)
                                                         --------       -------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment              (187)         (955)
                                                         --------       -------
     Net cash used by investing activities                   (187)         (955)
                                                         --------       -------
Cash flows from financing activities:
 Borrowings on indebtedness                                                 442
 Repayments of indebtedness                                  (318)         (282)
 Issuance of Ordinary Shares, net                             (39)           69
 Distributions to CCI shareholders                                           (7)
                                                         --------       -------
     Net cash provided (used) by financing activities        (357)          222
                                                         --------       -------
Increase (decrease) in cash                                (3,897)       (1,990)
Beginning cash and cash equivalents                        10,960         5,026
                                                         --------       -------

Ending cash and cash equivalents                         $  7,063       $ 3,036
                                                         ========       =======


        The accompanying notes are an integral part of this statement.

                 LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                               OCTOBER 31, 1996
                                   UNAUDITED



NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual 10-K filed with the Securities and Exchange Commission on July 29, 1996.

NOTE 2 - ACQUISITIONS:

In August 1995, the Company acquired Corporate Computing Inc. (CCI), in exchange for 700,000 Ordinary Shares of the Company. The acquisition was accounted for as a pooling of interests. CCI's operations have been included in the consolidated financial statements for all periods presented.

NOTE 3 - SHAREHOLDERS' EQUITY:

In the period May 1, 1996 through October 31, 1996, options to purchase 33,000 Ordinary Shares at exercise prices of .6425 to .85 Pounds Sterling per share were exercised. At October 31, 1996, there were options to purchase 1,858,750 Ordinary Shares, including 695,400 of options related to Ordinary Shares held by the Executive Share Option Trust which are currently outstanding for earnings per share calculation purposes. In August 1996, the Board of Directors granted approximately 2.5 million options for Ordinary Shares to its various employees. These options were formally approved by the shareholders on November 15, 1996.

NOTE 4 - EARNINGS PER SHARE AND COMMON EQUIVALENT SHARE:

Earnings per Ordinary Share and earnings per ADS are computed using the weighted average number of Ordinary Shares and Ordinary Share equivalents outstanding during the period. Ordinary Share equivalents, to the extent they would be dilutive, include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                               OCTOBER 31, 1996
                                   UNAUDITED


NOTE 5 - RESTRUCTURE CHARGE:

On August 2, 1996, the Board of Directors approved a plan to restructure the Company's operations. Under the approved plan, the Company recorded a restructuring charge of $17.6 million in the three months ending October 31, 1996. This charge was comprised of approximately $10.6 million in abandoned lease costs which is payable through 2014, $4.1 million in severance, personnel and other costs and $2.9 million for the impairment of certain net operating assets predominantely outside the U.S.

The amount of restructuring charge which remains accrued at October 31, 1996 is as follows:

Accrued abandoned leaseholds              $ 9,943
Personnel and other cost                      870
                                          -------
                                          $10,813
Current accrued restructuring costs        (3,284)
                                          -------
                                          $ 7,529
                                          =======

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

When used in this discussion, the words "believes", "anticipated", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See Item 6 - Exhibit 99 "Important Factors Regarding Forward-Looking Statements" which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

On August 2, 1996, the Board of Directors approved a plan to restructure the Company's operations and made changes to executive management. Included in the restructuring was a shift in the Company's development and marketing efforts to focus substantially all its resources on the Company's Process Engineer product line, eliminating or substantially reducing its development and marketing investment in the System Engineer, Insight, GUI Guidelines and Client Server Guidelines product lines, and discontinued its direct sales and service operations outside the US. The Company replaced its non-U.S. operations with third-party distributor relationships. There is no assurance that such distributors will be successful. Also, the Company discontinued its telesales operations in the US. The Company's future ability to generate sustained profitability is dependent on the Company's Process Engineer product line and the Company's direct sales operations in the US. There is no assurance that the
Company will be able to generate or sustain profitability.   The Company has not
historically been successful in selling its Process Engineer product line outside the US.

In connection with the Company's restructuring plan, the Company recorded a $17.6 million restructuring charge in the three months ended October 31, 1996. The restructuring charge is comprised primarily of lease costs, severance and other employee costs and impairment of certain operating assets, principally outside the U. S. As a result of this charge, the Company recorded a net loss for the three and six month periods ended October 31, 1996 and expects to record a net loss for the fiscal year ending April 30, 1997. The implementation of the Company's restructuring plan has consumed significant amounts of cash during the three months ended October 31, 1996 and will continue to consume cash over the remainder of the fiscal year. Management believes the cash requirements related to the restructuring charge for the remainder of fiscal 1997 could be as much as $3.5 million. These requirements are to fund anticipated severance costs, lease costs, costs associated with the elimination of the Company's cost base outside the U.S. and costs associated with a legal settlement. While management believes sufficient cash reserves currently exist to sustain the anticipated restructured operations for the remainder of the fiscal year, there is no assurance that the Company will have adequate liquidity and capital resources for the current fiscal year, that it will be allowed to draw on its existing credit facilities or that it will be able to find alternative credit facilities or capital resources with terms that management believes are acceptable if so required to do so. Further, the Company's restructuring plan could result in additional claims or liabilities which the Company has not anticipated or included in the restructuring charge. Unanticipated claims or liabilities could result in additional cash needs for the Company.

The Company's restructuring plan is extensive and results in new and increased responsibilities for management personnel. There will be significant challenges on the Company's new management as they attempt to implement the restructuring plan and develop personal knowledge of the Company, its products and markets.
To accommodate these changes, compete effectively and manage potential growth and changes in the market place, management must continue to implement and improve the speed and quality of its information decision and reporting systems, procedures and

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



controls and motivate its workforce. There can be no assurance that the Company's personnel, procedures, systems, controls and plans will be successful or adequate to handle the changes. Additionally, the Company faces intense competition in hiring and retaining skilled management, technical, marketing, and sales personnel. The loss of the services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. See Exhibit 99 for further discussion of potential risk factors.

As a result of the significant changes in the business, the results of operations and financial position of the Company as of and for the three and six month periods ended October 31, 1996 are substantially different than for the comparative prior periods.

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

Total Revenue

Total revenue decreased 56% from $10.9 million in the three months ended October 31, 1995 to $ 4.9 million in the three months ended July 31, 1996. This decrease was attributable to the elimination of the direct sales and service operations outside the U.S. and a decline in Systems Engineer license revenue in the U.S.

Product Licenses.    The Company's product license revenue in the three months
ended October 31, 1996 was predominantly related to its Process Engineer product line. Product license revenue decreased 57% from $6.4 million in the three months ended October 31, 1995 to $2.8 million in the three months ended October 31, 1996. This decline, which reflected a reduction in the number of licenses sold, is due to the elimination of the direct sales and service operations outside the U.S. and a decline in Systems Engineer license revenue in the U.S.

Services.   The Company provides maintenance and implementation services to its customers. Maintenance services include technical support and access to product upgrades. Implementation services include product installation, training and assisting customers with the effective deployment of LBMS products. Overall services revenue decreased 53% from $4.5 million for the three months ended October 31, 1995 to $2.1 million for the three months ended October 31, 1996, primarily due to the elimination of the direct sales and service operations outside the U.S.

Cost of Revenue

Cost of Product Licenses.   Cost of product licenses consists of sublicense
fees, product media and duplication cost, manuals, packaging materials and shipping expenses. Cost of product licenses was $0.2 million and $11,000 in the three months ended October 31, 1995 and 1996, respectively, resulting in a gross margin of 96.4% and 99.6% for each respective period. The increase in margin is the result of a change in the mix of products from products with license fees payable to a third party licenser to products without such third party fees.

Cost of Services. Cost of services consists primarily of personnel costs for implementation, training and customer support. Cost of services was $1.7 million and $.9 million in the three months ended October 31, 1995 and 1996, respectively, resulting in a gross margin of 63% and 56% of the related service revenue in each respective period. The reduction of the gross margin percentage predominately reflects the reduction in implementation and training revenue

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


without a corresponding decrease in implementation and training costs in the U.S.


Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, travel and promotional expenses and related indirect costs. Sales and marketing expenses decreased 56% from $5.0 million, or 46% of total revenue, in the three months ended October 31, 1995 to $2.2 million, or 46% of total revenue, for the three months ended October 31, 1996. This decrease of $2.8 million is due to the elimination of sales and marketing costs outside the U.S. In the U.S. sales expenses increased slightly, as a result of increased headcount, offset by a decrease in marketing expenses, as a result of reduced marketing expenditures on products other than the Process Engineer product line.

Research and Development. Research and development expenses consist primarily of cost of research and development personnel and related indirect costs. Research and development expenses were $1.9 million, or 17% of total revenue, for the three months ended October 31, 1995 compared to $1.0 million, or 21% of total revenue for the three months ended October 31, 1996. The decrease in research and development expenses reflect the elimination or substantial reduction in development efforts related to the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines products. Development headcount and expenses related to the Process Engineer product line were increased in the three months ended October 31, 1996 compared to the three months ended October 31, 1995.

General and Administrative.   General and administrative expenses consist
primarily of salaries of financial, administrative and management personnel and related indirect costs. General and administrative expenses decreased 58% from $1.4 million for the three months ended October 31, 1995 to $0.6 million for the three months ended October 31, 1996. The decrease resulted from the elimination of general and administrative expenses outside the U.S. and a reduction of general and administrative expenses, principally leasehold costs, in the U.S.

Operating Income. The Company generated a loss from operations of $17.5 million, including a restructuring charge of $17.6 million, in the three months ended October 31, 1996 compared to income from operations of $0.3 million, including a $0.4 million charge for merger costs, for the comparable period in 1995.

Income taxes. During the three month period ended October 31, 1996, the Company did not record a tax benefit related to the Company's losses because such benefit can not be recognized, under the liability method, until future taxable income is reasonably assured.

SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1995

Total Revenue

Total revenue decreased 51% from $20.7 million in the six months ended October 31, 1995 to $10.1 million in the six months ended October 31, 1996. This decrease was attributable to the elimination of the direct sales and service operations outside the U.S. and a decline in Systems Engineer license revenue in the U.S.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product Licenses.   The Company's product license revenue in the six months
ended October 31, 1996 was predominantly related to its Process Engineer product line. Product license revenue decreased 60% from $11.8 million in the six months ended October 31, 1995 to $4.8 million in the six months ended October 31, 1996. This decline, which reflected a reduction in the number of licenses sold, is due to the elimination of the direct sales and service operations outside the U.S. and a decline in Systems Engineer license revenue in the U.S.

Services.   The Company provides maintenance and implementation services to its customers. Maintenance services include technical support and access to product upgrades. Implementation services include product installation, training and assisting customers with the effective deployment of LBMS products. Overall services revenue decreased 40% from $8.9 million for the six months ended October 31, 1995 to $5.3 million for the six months ended October 31, 1996, primarily due to the elimination of the direct sales and service operations outside the U.S.

Cost of Revenue

Cost of Product Licenses.   Cost of product licenses consists of sublicense
fees, product media and duplication cost, manuals, packaging materials and shipping expenses. Cost of product licenses was $0.5 million and $0.1 million in the six months ended October 31, 1995 and 1996, respectively, resulting in a gross margin of 96% and 99% for each respective period. The increase in margin is the result of a change in the mix of products from products with license fees payable to a third party licenser to products without such third party fees.

Cost of Services. Cost of services consists primarily of personnel costs for implementation, training and customer support. Cost of services was $3.3 million and $2.5 million in the six months ended October 31, 1995 and 1996, respectively, resulting in a gross margin of 62% and 53% of the related service revenue in each respective period. The reduction of the gross margin percentage predominately reflects the reduction in implementation and training revenue without a corresponding decrease in implementation and training costs in the U.S.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, travel and promotional expenses and related indirect costs. Sales and marketing expenses decreased 27% from $9.2 million, or 45% of total revenue, in the six months ended October 31, 1995 to $6.7 million, or 67% of total revenue, for the six months ended October 31, 1996. This decrease of $2.5 million is due to the elimination of sales and marketing costs outside the U.S. In the U.S. sales expenses increased slightly, as a result of increased headcount, offset by a decrease in marketing expenses, as a result of reduced marketing expenditures on products other than the Process Engineer product line in the three months ended October 31, 1996.

Research and Development. Research and development expenses consist primarily of cost of research and development personnel and related indirect costs. Research and development expenses were $3.8 million, or 18% of total revenue, for the six months ended October 31, 1995 compared to $3.2 million, or 31% of total revenue for the six months ended October 31, 1996. The decrease in research and development expenses reflect the elimination or substantial reduction in development efforts related to the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines products in the three months ended October 31, 1996. Development headcount and expenses related to the Process Engineer

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


product line were increased in the six months ended October 31, 1996 compared to the six months ended October 31, 1995.

General and Administrative.   General and administrative expenses consist
primarily of salaries of financial, administrative and management personnel and related indirect costs. General and administrative expenses decreased 27% from $2.6 million for the six months ended October 31, 1995 to $1.9 million for the six months ended October 31, 1996. The decrease resulted from the elimination of general and administrative expenses outside the U.S. and a reduction of general and administrative expenses, principally leasehold costs, in the U.S. in the six months ended October 31, 1996.

Operating Income. The Company generated a loss from operations of $21.9 million, including a restructuring charge of $17.6 million, in the six months ended October 31, 1996 compared to income from operations of $0.8 million, including a $0.4 million charge for merger costs, for the comparable period in 1995.

Income taxes. During the six month period ended October 31, 1996, the Company did not record a tax benefit related to the Company's losses because such benefit can not be recognized, under the liability method, until future taxable income is reasonably assured.

Liquidity and Capital Resources

At October 31, 1996, the Company had cash and equivalents of $7.1 million and negative working capital of $1.4 million. The Company generated approximately $0.8 million in cash for operations for the six months ended October 31, 1996 before payments of approximately $4.1 million related to the Company's restructuring activities and legal settlement. The Company had capital expenditures of $0.2 million for the six months ended October 31, 1996 compared to $1.0 million for the same period in the prior year. The Company does not currently have any significant capital commitments. The Company has guaranteed certain indebtedness incurred by the LBMS Executive Share Option Trust (the Trust) ($976,000 at October 31, 1996) in connection with the Trust's purchase of Company Ordinary Shares. Additionally, the Company has two revolving line of credit facilities with a U.S. bank amounting to $2,500,000 and $500,000. At October 31, 1996, there is $300,000 and $175,000 outstanding under the respective facilities. The guarantee and the credit facilities subject the Company to certain restrictive and financial covenants including limitations of distributions and maintaining certain financial ratios. At October 31, 1996, the Company is not in compliance with certain restrictive covenants of the guarantee and the Bank agreements, respectively.

The implementation of the Company's restructuring plan has consumed significant amounts of cash during the three months ended October 31, 1996 and will continue to consume cash over the remainder of the fiscal year. Management believes the cash requirements related to the restructuring charge for the remainder of fiscal 1997 could be as much as $3.5 million. These requirements are to fund anticipated severance costs, lease costs, costs associated with the elimination of the Company's cost base outside the U.S. and costs associated with a legal settlement. While management believes sufficient cash reserves currently exist to sustain the anticipated restructured operations for the remainder of the fiscal year, there is no assurance that the Company will have adequate liquidity and capital resources for the current fiscal year, that it will be allowed to draw on its existing credit facilities or that it will be able to find alternative credit facilities or capital resources with terms that management believes are acceptable if so required to do so. See Exhibit 99 for further discussions about potential risk factors.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings: - From time to time the Company has legal or administrative proceedings which are generally incidental to its normal business activities. While the outcome of any such proceeding can not be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material adverse effect on its financial position or results of operations.

ITEM 5. Other Information: - The London Stock Exchange (the Exchange) has announced that the Unlisted Securities Market (USM) will be closed at the end of 1996, by which time companies whose securities are traded on the USM, including the Company, will be required to obtain a full listing on the Exchange, a quotation on the Alternative Investment Market or delist their shares. The Company has decided to rely upon the Nasdaq National Market as the Company's principal market for its Ordinary Shares upon the closing of the USM on December 31, 1996.

ITEM 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     99  Important Factors Regarding Forward-Looking Statements.

(b)  Reports on Form 8-K

     Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 1996    LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                           By: /s/ Michael S. Bennett
                               -------------------------------------------
                               Michael S. Bennett, Chief Executive Officer



                           By: /s/ Stephen E. Odom
                               -------------------------------------------
                               Stephen E. Odom, Chief Financial Officer and
                                Senior Vice President - Finance and
                                Administration