Form 10-Q
period 1997-01-31
LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC \ENGLAND\
filed 1997-03-17
CIK 1001539

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997
                                            or

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

                        1800 West Loop South, 9th Floor
                                Houston, Texas
                                     77027
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 625-9300
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes  [X]       No [ ]


     As of February 28, 1997, 25,554,720 Ordinary Shares of the Registrant's Stock, 10 pence par value, were issued and outstanding.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                                   FORM 10-Q

                               JANUARY 31, 1997

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                              PAGE
           Item 1.  Financial Statements

                    Consolidate Balance Sheet as of January 31, 1997 and April 30, 1996          3

                    Consolidated Statement of Operations for the three and nine months
                    ended January 31, 1997 and January 31, 1996                                  4

                    Consolidated Statement of Cash Flows for the nine months
                    ended January 31, 1997 and January 31, 1996                                  5

                    Notes to the Consolidated Financial Statements                               6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        8

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                                           14

           Item 4.  Submission of Matters to a Vote of Security Holders                         14

           Item 5.  Other Information                                                           16

           Itme 6.  Exhibits and Reports on Form 8-K                                            16

           SIGNATURE                                                                            17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                          CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                               January 31,   April 30,
                                                  1997         1996
                                               -----------   ---------
                                               (unaudited)
                  Assets

Current assets:
  Cash and cash equivalents                     $  8,715    $ 10,960
  Trade accounts receivable                        3,923       9,579
  Other current assets                             1,252       3,498
                                                --------    --------
    Total current assets                          13,890      24,037
Furniture, fixture and equipment, net              1,469       2,982
Other assets                                         160
                                                --------    --------

    Total assets                                $ 15,359    $ 27,179
                                                ========    ========

 Liabilities and shareholders' equity (deficit)

Current liabilities:
  Current maturities of indebtedness            $    855    $  1,003
  Accounts payable                                   488       1,630
  Deferred revenue                                 4,145       3,691
  Accrued liabilities                              5,749       5,344
  Executive Stock Option Trust indebtedness          966         903
                                                --------    --------
    Total current liabilities                     12,203      12,571
Indebtedness                                         240         524
Other liabilities                                  9,108       2,149
                                                --------    --------
    Total liabilities                             21,551      15,244
                                                --------    --------
Shareholders' equity (deficit):
  Ordinary shares, 10 pence par value              4,257       4,253
  Additional paid-in capital                      20,291      20,323
  Executive Stock Option Trust indebtedness         (966)       (903)
  Cumulative translation adjustment                 (205)        439
  Accumulated deficit                            (29,569)    (12,177)
                                                --------    --------
    Total shareholders'equity (deficit)           (6,192)     11,935
                                                --------    --------
Commitments and contingencies
                                                --------    --------
    Total liabilities and shareholders'
     equity (deficit)                           $ 15,359    $ 27,179
                                                ========    ========


         The accompanying note are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                                        Three months ended                Nine months ended
                                                                            January 31,                      January 31,
                                                               -----------------------------------   ------------------------------
                                                                    1997                 1996             1997            1996
                                                                   ------               ------           ------          ------
Revenue:
  Product licenses                                                $ 3,402              $ 6,045           $  8,163         $17,885
  Services                                                          2,165                3,574              7,510          12,432
                                                                  -------              -------           --------         -------
   Total revenue                                                    5,567                9,619             15,673          30,317
                                                                  -------              -------           --------         -------
Costs and expenses:
  Cost of product licenses                                             54                  138                123             612
  Cost of services                                                    826                1,836              3,363           5,178
                                                                  -------              -------           --------         -------
   Total cost of revenue                                              880                1,974              3,486           5,790
                                                                  -------              -------           --------         -------
Gross margin                                                        4,687                7,645             12,187          24,527
                                                                  -------              -------           --------         -------
Sales and marketing                                                 2,395                5,277              9,134          14,496
Research and development                                            1,104                2,058              4,263           5,847
General and administrative                                            584                1,505              2,470           4,104
Merger costs                                                                                                                  468
Restructuring charge (benefit)                                     (3,512)                                 14,109
                                                                  -------              -------           --------         -------
  Total operating expenses                                            571                8,840             29,976          24,915
                                                                  -------              -------           --------         -------
Operating income (loss)                                             4,116               (1,195)           (17,789)           (388)
Interest income                                                        85                  117                327             163
Interest expense                                                      (26)                 (26)               (95)            (58)
Other income (expense)                                                                      (9)                15              (8)
                                                                  -------              -------           --------         -------
Income (loss) from continuing operations
  before income taxes                                               4,175               (1,113)           (17,542)           (291)
Income tax benefit                                                    150                  158                150
                                                                  -------              -------           --------         -------

Net Income (loss)                                                 $ 4,325              $  (955)          $(17,392)        $  (291)
                                                                  =======              =======           ========         =======
Income (loss) per Ordinary Share:                                   $0.16               $(0.04)            $(0.68)         $(0.01)
                                                                  =======              =======           ========         =======
Income (loss) per ADS: (1)                                          $0.33               $(0.08)            $(1.36)         $(0.02)
                                                                  =======              =======           ========         =======

Weighted average Ordinary and Ordinary Share
 equivalents outstanding                                           26,322               24,792             25,543          25,528
                                                                  =======              =======           ========         =======

(1)  Adjusted to reflect the ratio of one ADS to two Ordinary Shares.


        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            Nine months ended
                                                                                                January 31,
                                                                                           --------------------
                                                                                           1997            1996
                                                                                           ----            ----
Cash flow from operating activities:-
 Net income (loss)                                                                      $(17,392)        $  (291)
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
   Depreciation and amortization                                                             378             519
   Write-off of  assets from restructuring net of recoveries                               1,412
   Loss on sale of assets                                                                                     15
   Changes in current assets and liabilities, net of
    the effect of net assets write-offs from restructuring:
     Trade accounts receivable                                                             3,869           2,280
     Other current assets                                                                  1,058            (356)
     Accounts payable                                                                     (1,142)            770
     Accrued restructuring                                                                10,024          (3,386)
     Accrued legal settlement                                                               (665)         (1,580)
     Other accrued liabilities                                                              (431)           (320)
     Deferred revenue                                                                      1,959          (1,378)
   Other noncurrent assets and liabilities, net                                             (628)           (273)
                                                                                        --------         -------
     Net cash used by operating activities                                                (1,558)         (4,000)
                                                                                        --------         -------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment                                             (227)         (1,686)
 Sale of assets                                                                                               58
                                                                                        --------         -------
     Net cash used by investing activities                                                  (227)         (1,628)
                                                                                        --------         -------
Cash flows from financing activities:
 Borrowings on indebtedness                                                                                1,020
 Repayments of indebtedness                                                                 (432)           (574)
 Issuance of Ordinary Shares, net                                                            (28)         11,923
 Distributions to CCI shareholders                                                                            (7)
                                                                                        --------         -------
     Net cash provided (used) by financing activities                                       (460)         12,362
                                                                                        --------         -------
Increase (decrease) in cash                                                               (2,245)          6,734
Beginning cash and cash equivalents                                                       10,960           5,026
                                                                                        --------         -------

Ending cash and cash equivalents                                                        $  8,715         $11,760
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

NOTE 3 - SHAREHOLDERS' EQUITY:

In the period May 1, 1996 through January 31, 1997, options to purchase 49,000 Ordinary Shares at exercise prices of .4625 to .85 Pounds Sterling per share were exercised. At January 31, 1997, there were options to purchase 4,123,250 Ordinary Shares, including 655,450 of options related to Ordinary Shares held by the Executive Share Option Trust which are currently outstanding for earnings per share calculation purposes.

NOTE 4 - EARNINGS PER SHARE AND ORDINARY SHARE EQUIVALENTS:

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

NOTE 5 - RESTRUCTURING CHARGE/BENEFIT:

On August 2, 1996, the Board of Directors approved a plan to restructure the Company's operations. Under the approved plan, the Company recorded a restructuring charge of $17.6 million in the three months ending October 31, 1996. This charge was comprised of approximately $10.6 million in abandoned lease costs, which are payable through 2014, $3.1 million in severance and personnel costs and $3.9 million for the impairment of certain net operating assets outside the U. S.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                               OCTOBER 31, 1996
                                  UNANUDITED



The amount of restructuring charge which remains accrued at January 31, 1997 is as follows:

Accrued abandoned leaseholds and other costs         $ 9,943
Current accrued restructuring costs                   (1,895)
                                                      ------
Non-current accrued restructuring costs              $ 6,956
                                                      ------

During the three months ended January 31, 1997, the Company recorded a restructuring benefit of $3.5 million. Approximately $2.1 million represented proceeds from the sale of the Systems Engineer product line and the remainder related to sublease arrangements and other recoveries of charges recorded in the previous period.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION

When used in this discussion, the words "believes", "anticipated", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See Item 6 - Exhibit 99 "Important Factors Regarding Forward-Looking Statements" which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

On August 2, 1996, the Board of Directors approved a plan to restructure the Company's operations and made certain changes to executive management. Included in the restructuring was a shift in the Company's development and marketing efforts to focus substantially all its resources on the Company's Process Engineer product line, eliminating or substantially reducing its development and marketing investment in the System Engineer, Insight, GUI Guidelines and Client Server Guidelines product lines. The Company also discontinued its direct sales and service operations outside the US, replacing its non-U.S. operations with third-party distributor relationships. There is no assurance that such distributors will be successful. Also, the Company discontinued its telesales operations in the US. The Company's future ability to generate sustained profitability is dependent on the Company's Process Engineer product line and the Company's direct sales operations in the US. There is no assurance that the Company will be able to generate or sustain profitability. The Company has not historically been successful in selling its Process Engineer product line outside the US.

In connection with the Company's restructuring plan, the Company recorded a $17.6 million restructuring charge in the three months ended October 31, 1996. The restructuring charge was comprised primarily of lease costs, severance and other employee costs and impairment of certain operating assets, principally outside the U. S. As a result of this charge, the Company recorded a net loss for the nine months ended January 31, 1997 and expects to record a net loss for the fiscal year ending April 30, 1997. The restructuring actions have resulted and may continue to result in a substantial reduction in the Company's cash balance. The estimated total cash requirements associated with the restructuring actions exceed the Company's cash balances, however, currently, such cash requirements extend over many years. Additionally, the Company's restructuring plan could result in additional claims or liabilities which the Company has not anticipated or included in the restructuring charge. Unanticipated claims or liabilities could result in additional cash needs for the Company.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



During the three months ended January 31, 1997, the Company recorded a restructuring benefit of $3.5 million. Approximately $2.1 million represented proceeds from the sale of the Systems Engineer product line and the remainder related to sublease arrangements and other recoveries of charges recorded in the previous period. The Company expects additional recoveries, primarily through sublease or other arrangements, however, there is no assurance that such recoveries will actually occur.

As a result of the significant changes in the business, the results of operations and financial position of the Company as of and for the three and nine month periods ended January 31, 1997 are substantially different than for the comparative prior periods.

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

Total Revenue

Total revenue decreased 41% from $9.6 million in the three months ended January 31, 1996 to $5.6 million in the three months ended January 31, 1997. This decrease was attributable to the elimination of the direct sales and service operations outside the U.S. and a decline in Systems Engineer license revenue in the U.S. The Systems Engineer product line was sold in December of 1996.

Product Licenses. The Company's product license revenue in the three months ended January 31, 1997 was predominantly related to its Process Engineer product line. Product license revenue decreased 44% from $6.0 million in the three months ended January 31, 1996 to $3.4 million in the three months ended January 31, 1997. This decline, which reflected a reduction in the number of licenses sold, is due to the elimination of the direct sales and service operations outside the U.S. and a decline in Systems Engineer license revenue in the U.S. The Systems Engineer product line was sold in December of 1996.

Services. The Company provides maintenance and implementation services to its customers. Maintenance services include technical support and access to product upgrades. Implementation services include product installation, training and assisting customers with the effective deployment of LBMS products. Overall services revenue decreased 39% from $3.6 million for the three months ended January 31, 1996 to $2.2 million for the three months ended January 31, 1997, primarily due to the elimination of the direct sales and service operations outside the U.S. The sale of the Systems Engineer product line may result a reduction in service revenue in fiscal 1998.

Cost of Revenue

Cost of Product Licenses. Cost of product licenses consists of sublicense fees, product media and duplication cost, manuals, packaging materials and shipping expenses. Cost of product licenses was $0.1 million in each of the three month periods ended January 31, 1996 and 1997.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Cost of Services. Cost of services consists primarily of personnel costs for implementation, training and customer support. Cost of services was $1.8 million and $.8 million in the three months ended January 31, 1996 and 1997, respectively, resulting in a gross margin of 49% and 62% of the related service revenue in each respective period. The improvement in gross margin percentage predominately reflects a reduction in implementation and training costs and an improvement in implementation and training personnel utilization.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, travel and promotional expenses and related indirect costs. Sales and marketing expenses decreased 55% from $5.3 million, or 55% of total revenue, in the three months ended January 31, 1996 to $2.4 million, or 43% of total revenue, for the three months ended January 31, 1997. This decrease of $2.9 million is due to the elimination of sales and marketing costs outside the U.S.

Research and Development. Research and development expenses consist primarily of cost of research and development personnel and related indirect costs. Research and development expenses were $2.1 million, or 21% of total revenue, for the three months ended January 31, 1996 compared to $1.1 million, or 20% of total revenue for the three months ended January 31, 1997. The decrease in research and development expenses reflect the elimination or substantial reduction in development efforts related to the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines products. Development headcount and expenses related to the Process Engineer product line were increased in the three months ended January 31, 1997 compared to the three months ended January 31, 1996.

General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related indirect costs. General and administrative expenses decreased 61% from $1.5 million for the three months ended January 31, 1996 to $0.6 million for the three months ended January 31, 1997. The decrease resulted from the elimination of general and administrative expenses outside the U.S. and a reduction of general and administrative expenses, principally leasehold costs, in the U.S.

Operating Income. The Company generated income from operations of $4.1 million, including a restructuring benefit of $3.5 million, in the three months ended January 31, 1997 compared to a loss from operations of $1.2 million for the comparable period in 1996.

Income taxes. During the three month period ended January 31, 1997, the Company recorded a tax benefit of $0.2 million related to recovery of taxes paid in prior years. The Company did not record a income tax expense for income recognized in the three month period ended January 31, 1997, due to the Company has losses for the nine months ended January 31, 1997.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NINE MONTHS ENDED JANUARY 31, 1997 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 1996

Total Revenue

Total revenue decreased 48% from $30.3 million in the nine months ended January 31, 1996 to $15.7 million in the nine months ended January 31, 1997. This decrease was attributable to the elimination of the direct sales and service operations outside the U.S. and a decline in Systems Engineer license revenue in the U.S. The Systems Engineer product line was sold in December 1996.

Product Licenses. The Company's product license revenue in the nine months ended January 31, 1997 was predominantly related to its Process Engineer product line. Product license revenue decreased 54% from $17.9 million in the nine months ended January 31, 1996 to $8.2 million in the nine months ended January 31, 1997. This decline, which reflected a reduction in the number of licenses sold, is due to the elimination of the direct sales and service operations outside the U.S. and a decline in Systems Engineer license revenue in the U.S. The Systems Engineer product line was sold in December 1996.

Services. The Company provides maintenance and implementation services to its customers. Maintenance services include technical support and access to product upgrades. Implementation services include product installation, training and assisting customers with the effective deployment of LBMS products. Overall services revenue decreased 40% from $12.4 million for the nine months ended January 31, 1996 to $7.5 million for the nine months ended January 31, 1997, primarily due to the elimination of the direct sales and service operations outside the U.S. The sale of the Systems Engineer product line may result a reduction in service revenue in fiscal 1998.

Cost of Revenue

Cost of Product Licenses. Cost of product licenses consists of sublicense fees, product media and duplication cost, manuals, packaging materials and shipping expenses. Cost of product licenses was $0.6 million and $0.1 million in the nine months ended January 31, 1996 and 1997, respectively, resulting in a gross margin of 97% and 99% for each respective period. The increase in margin is the result of a change in the mix of products from products with license fees payable to a third party licenser to products without such third party fees.

Cost of Services. Cost of services consists primarily of personnel costs for implementation, training and customer support. Cost of services was $5.2 million and $3.7 million in the nine months ended January 31, 1996 and 1997, respectively, resulting in a gross margin of 58% and 55% of the related service revenue in each respective period. The reduction of the gross margin percentage predominately reflects the reduction in implementation and training revenue without a corresponding decrease in implementation and training costs, principally in the three months ended July 31, 1996.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, travel and promotional expenses and related indirect costs. Sales and marketing expenses decreased 37% from $14.5 million, or 48% of total revenue, in the nine months ended January 31, 1996 to $9.1

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



million, or 58% of total revenue, for the nine months ended January 31, 1997. This decrease of $5.4 million is due to the elimination of sales and marketing costs outside the U.S.

Research and Development. Research and development expenses consist primarily of cost of research and development personnel and related indirect costs. Research and development expenses were $5.8 million, or 19% of total revenue, for the nine months ended January 31, 1996 compared to $4.3 million, or 27% of total revenue for the nine months ended January 31, 1997. The decrease in research and development expenses reflect the elimination or substantial reduction in development efforts related to the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines products subsequent to July 31, 1996. Development headcount and expenses related to the Process Engineer product line were increased in the nine months ended January 31, 1997 compared to the nine months ended January 31, 1996.

General and Administrative. General and administrative expenses consist primarily of salaries of financial, administrative and management personnel and related indirect costs. General and administrative expenses decreased 40% from $4.1 million for the nine months ended January 31, 1996 to $2.5 million for the nine months ended January 31, 1997. The decrease resulted from the elimination of general and administrative expenses outside the U.S. and a reduction of general and administrative expenses, principally leasehold costs, in the U.S. subsequent to July 31, 1996.

Operating Income. The Company generated a loss from operations of $17.8 million, including a restructuring charge (net of benefit) of $14.1 million, in the nine months ended January 31, 1997 compared to a loss from operations of $0.4 million, including a $0.5 million charge for merger costs, for the comparable period in 1995.

Income taxes. During the nine month period ended January 31, 1997, the Company recorded a tax benefit of $0.2 million related to recovery of taxes paid in prior years. No additional tax benefit was recorded related to the Company's losses because such benefit can not be recognized, under the liability method, until future taxable income is reasonably assured.

Liquidity and Capital Resources

At January 31, 1997, the Company had cash and equivalents of $8.7 million and working capital of $1.7 million. The Company has revolving lines of credit available approximating $2 million. At February 28, 1997, approximately $500,000 is available to be drawn from on these credit facilities. The Company generated approximately $1.9 million in cash from operations for the nine months ended January 31, 1997 before payments of approximately $3.4 million related to the Company's restructuring activities and a prior period legal settlement. The Company had capital expenditures of $0.2 million for the nine months ended January 31, 1997 compared to $1.7 million for the same period in the prior year. The Company does not currently have any significant capital commitments.

The implementation of the Company's restructuring plan has consumed significant amounts of cash during the six months ended January 31, 1997 and may continue to consume cash over the remainder of the fiscal year. Management believes the cash requirements related to the restructuring charge for the remainder of fiscal 1997 could be as much as $0.7 million. These requirements are to fund anticipated lease costs and costs associated with

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



the elimination of the Company's cost base outside the U.S. While management believes sufficient cash reserves currently exist to sustain the anticipated restructured operations for the remainder of the fiscal year, there is no assurance that the Company will have adequate liquidity and capital resources for fiscal 1998, if the Company is not successful in generating cash from on-going operations and recovering future lease costs through sublease or other arrangements. See Exhibit 99 for further discussions about potential risk factors.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders: -

The Annual General Meeting of Learmonth & Burchett Management Systems Plc (the "Company") was held at the Company's executive offices located at 1800 West Loop South, Suite 900, Houston, Texas, on November 15, 1996 at 11:00 a.m. central standard time for the following purposes:

     As ORDINARY BUSINESS:

     1. To adopt the Directors' Report and the audited accounts for the year ended April 30, 1996.

         Votes for             Votes Against
         ---------             -------------
         10,707,822            0

     2. To re-elect Gerald N. Christopher, who was appointed as a Director on August 2, 1996.

         Votes for             Votes Against
         ---------             -------------
         10,707,822            0

     3. To re-elect Michael S. Bennett, who was appointed as a Director on August 2, 1996.

         Votes for             Votes Against
         ---------             -------------
         10,707,822            0

     4.  To re-elect David B. Rodway, who retires as a Director by rotation.

         Votes for             Votes Against
         ---------             -------------
         10,706,822            1,000

     5.  To re-elect Rainer H. Burchett, who retires as a Director by rotation.

         Votes for             Votes Against
         ---------             -------------
         10,704,822            3,000

     The following directors are not up for re-election until the next annual Shareholder meeting:

     Roger A. Learmonth
     G. Felda Hardymon

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC



     6. To re-appoint the auditors Price Waterhouse to hold office until the next Annual General Meeting and to authorize the Directors to fix their remuneration.

         Votes for             Votes Against
         ---------             -------------
         10,707,822            0

     7. To approve the payment of fees to the non-Executive Directors of the Company of an aggregate of up to (Pounds)55,000 in the year to April 30, 1997 (being in excess of the (Pounds)40,000 limit currently set forth in the Company's Articles of Association).

         Votes for             Votes Against
         ---------             -------------
         10,690,784            17,038

     As SPECIAL BUSINESS, Resolutions 8, 9, 10, 11 and 12 to be treated as Ordinary Resolutions and Resolution 13 to be treated as a Special
     Resolution:

     8.  To adopt the 1996 Equity Incentive Plan.

         Votes for             Votes Against
         ---------             -------------
         10,704,660            3,162

     9.  To adopt the 1996 U.S. Employee Stock Purchase Plan.

         Votes for             Votes Against
         ---------             -------------
         10,704,660            3,162

    10.  To adopt the 1996 Non-employee Directors' Share Option Plan.

         Votes for             Votes Against
         ---------             -------------
         10,702,986            4,836

    11. To amend the Executive Share Option Scheme and certain option certificates relating to options granted thereunder.

         Votes for             Votes Against
         ---------             -------------
         10,694,381            13,441

    12.  To authorize the Directors to allot shares.

         Votes for             Votes Against
         ---------             -------------
         10,693,381            14,441

    13. To approve disapplication of preemptive rights of holders of ordinary shares.

         Votes for             Votes Against
         ---------             -------------
         10,689,166            18,656

    No broker non-votes were recorded.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


ITEM 5. Other Information: - The London Stock Exchange (the Exchange) closed the USM at the end of 1996. The Company previously announced that it has decided to rely upon the Nasdaq National Market as the Company's principal market for its Ordinary Shares upon the closing of the USM on December 31, 1996.

ITEM 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

       99     Important Factors Regarding Forward-Looking Statements.

(b)  Reports on Form 8-K

     Not Applicable.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 1997               LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                                   By:  /s/ Michael S. Bennett
                                       _______________________________________
                                       Michael S. Bennett,
                                       Chief Executive Officer



                                   By:  /s/ Stephen E. Odom
                                       _______________________________________
                                       Stephen E. Odom,
                                       Chief Financial Officer and Senior Vice
                                       President - Finance and Administration