Form 10-K405
period 1997-04-30
LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC \ENGLAND\
filed 1997-07-29
CIK 1001539

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
     (Mark One)


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended April 30, 1997
                               or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     Commission file number: 0-27218

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC
             (Exact name of registrant as specified in its charter)

               England                                        None
(Stated or other jurisdiction of incorporation           (I.R.S. Employer
            or organization)                            Identification No.)

                        1800 West Loop South, 9th Floor
                                 Houston, Texas
                                   77027-3210
                    (Address of principal executive offices)
                                   (Zip Code)

              (Registrant's telephone number, including area code)
                                 (713) 625-9300

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                        American Depository Shares, each
                      representing two (2) Ordinary Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)been subject to such filing requirements for the past 90 days. Yes X No
                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of the outstanding Ordinary Shares on June 30, 1997, (based upon the average bid and ask prices of the Company's ADSs on the NASDAQ National Market on June 30, 1997), held by non-affiliates was approximately $39,900,000. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

As of June 30, 1997, 25,933,622 Ordinary Shares of the Registrant's Common Stock, 10 pence par value, were issued and outstanding.

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders for the year ended April 30, 1997 will be incorporated by reference into Part III hereof.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
                                     PART I


Item 1.    Business                                                   3

Item 2.    Properties                                                13

Item 3.    Legal Proceedings                                         13

Item 4.    Submissions of Matters to a Vote of Security-Holders      14

                                    PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters                                       14

Item 6.    Selected Financial Data                                   17

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       18

Item 8.    Financial Statements and Supplementary Data               25

Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosures                      46

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant        46

Item 11.   Executive Compensation                                    46

Item 12.   Security Ownership of certain Beneficial Owners
           and Management                                            46

Item 13.   Certain Relationships and Related Transactions            46

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 10-K                                       46

SIGNATURES                                                           48

"LBMS", "LBMS PROCESS ENGINEER" and "DELIEVERABLES MANAGER" are registered trademarks of the Company. This filing on Form 10-K also includes trademarks and trade names of companies other than Learmonth & Burchett Management Systems Plc.

     This Form 10-K contains forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 99 attached hereto.

                                     PART I

ITEM 1.   BUSINESS

Learmonth & Burchett Management Systems Plc (LBMS Plc) conducts its operations through one operating subsidiary, Learmonth & Burchett Management Systems, Inc., a Texas corporation (LBMS, Inc.), which conducts business in North America. During its 1996 fiscal year and the first quarter of fiscal 1997, the Company also conducted business through four additional subsidiaries. LBMS Pty. Ltd., which conducted business in Australia and the Pacific region, and LBMS (Hong
Kong) Limited, which conducted business in Hong Kong and Asia, are wholly-owned subsidiaries of LBMS Holdings Limited, which is a holding company wholly-owned by LBMS Plc. LBMS Europe Limited, which conducted business in Europe, owns the intellectual property rights to Process Engineer, Deliverables Manager and their related products and owned the intellectual property rights to the Systems Engineer product line, prior to its sale. Corporate Computing, Inc. owns the intellectual property rights to RADPath and Client/Server Guidelines (product lines no longer actively developed and marketed). Both Corporate Computing, Inc. and LBMS Europe Limited are owned directly by LBMS Plc. As used in this document, except as the context otherwise requires, the terms "Company" and "LBMS" refer to Learmonth & Burchett Management Systems Plc together with its consolidated subsidiaries. The Company's executive offices are located at 1800 West Loop South, Ninth Floor, Houston, Texas 77027, and its telephone number at that location is (713) 625-9300. LBMS company and product information can be found on the World Wide Web at http://www.lbms.com.

OVERVIEW

In August 1996, the Board of Directors approved a plan to restructure the Company's operations and made certain changes to executive management. Included in the restructuring was a shift in the Company's development and marketing efforts to focus substantially all its resources on the Company's Process Engineer product line, eliminating or substantially reducing its development and marketing investment in the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines product lines. The Company also discontinued its direct sales and service operations outside the U.S., replacing its non-U.S. operations with third-party distributor relationships. Also, the Company discontinued its telesales operations in the U.S.

In connection with the Company's restructuring plan, the Company recorded a $17.6 million restructuring charge in the three months ended October 31, 1996. The restructuring charge was comprised primarily of lease costs, severance and other employee costs and the abandonment of certain operating assets, principally outside the U.S.

During the three months ended January 31, 1997, the Company recorded a restructuring benefit of $3.5 million. Approximately $2.1 million represented proceeds from the sale of the Systems Engineer product line and the remainder related to sublease arrangements and other recoveries of charges recorded in the previous period.

As a result of the significant changes in the business, the results of operations and financial position of the Company for the fiscal year ended April 30, 1997 and the interim quarters of such fiscal year are substantially different than for the comparative prior periods.

PRODUCTS

LBMS's integrated line of management products provide organizations with a library of best practices for all areas of applications development, and a comprehensive set of tools for process management, project management, work management and deliverables management. LBMS has an installed base of more than 30,000 users worldwide in areas such as financial service, technology, manufacturing, retailing, oil, government and utilities. The Company also provides maintenance and implementation services to its customers to assure effective utilization of its products. All of the Company's products operate on open, LAN server-based repositories, providing more consistency, integrity and completeness in the applications development process.

Process Management Tools. Set forth below is a description of the Company's current process management tools.

                         LBMS PROCESS MANAGEMENT TOOLS

                                                                                        Initial
   Products                                Functionality                             Release Date
   --------                                -------------                             ------------

Process                Client/server-based, interactive process management               1993
Engineer               environment that automates applications development
                       processes; consists of six components: PE/Process
                       Library, PE/Process Manager, PE/Project Manager,
                       PE/Activity Manager,  PE/Web Publisher and PE/Project
                       Warehouse

PE/Process             Server-based process repository containing industry               1993
Library                and organization best practices for software
                       applications development and management


PE/Process             Process Authoring Tool, enables definition of best                1993
Manager                practices as processes in the PE/Process Library;
                       used by process managers to define and continuously
                       improve organization processes for applications
                       development


                                                                                        Initial
   Products                                Functionality                             Release Date
   --------                                -------------                             ------------


PE/Project             Used by project managers to rapidly build project                 1993
Manager                plans from best practices stored in the PE/Process
                       Library. Provides facilities for project definition,
                       estimating, resourcing, scheduling, work distribution
                       and project control


PE/Activity            Used by project team members to receive work from             October 1995
Manager                project managers, manage work queues, execute work
                       using appropriate tools deliverables, capture and
                       report performance metrics and to route completed
                       deliverables to the project manager


PE/Web                 Used by Process Managers to publish best practices              July 1996
Publisher              contained in the PE/Process Library onto a corporate
                       Intranet for organization wide reference


PE/Project             Provides an integrated repository containing all                July 1996
 Warehouse             project and process performance data for management
                       reporting, project status reporting and data analysis
                       for continuous process improvement

Process Engineer, a market leading process management product, is used by customers who need to manage complex applications development processes. These organizations include Fortune 2000 companies who use the product to manage their own development programs as well as consulting companies that use the product to manage the delivery of development expertise to their customers. Process Engineer, together with its support components, enables organizations to define, deploy, measure and continuously improve development processes. At the core of the product is a repository of processes, PE/Process Library, which contains the enterprise's knowledge base for applications development. Unique within the architecture of the PE/Process Library is support for reusable process components which are used to assemble templates rapidly in order to address a variety of application development needs. This architecture makes the implementation of continuous process improvement a practical reality. Through its ProcessWare program, LBMS has opened its repository to include "best practices", or processes from a broad range of vendors including Powersoft, SQA, Lotus, Computer Horizons Corporation and James Martin, supplementing its own proprietary processes and techniques for applications development.
Currently there are over 150 processes available in PE/Process Library as well as over 15 titles through the ProcessWare program. Under this program, LBMS will continue to recruit industry subject matter experts to provide best practices for a wide range of applications development topics delivered in the PE/Process Library.

The Process Engineer environment provides complete, automated integration of process, project and work management functions within a customer's development organization:

     . The best practices of the industry or the customer are defined as processes in the PE/Process Library by LBMS, by ProcessWare partners and by the customer organization itself using PE/Process Manager. These processes may be published on a corporate intranet for reference and education purposes using PE/Web Publisher.

     . Processes are selected from PE/Process Library and customized, using
       PE/Project Manager, to meet the needs of a particular project.

     . The project plan is estimated, resources allocated and schedules developed to create detailed project plans.

     . Project managers distribute work packets to team members using a web based messaging transport. Each work packet contains a comprehensive set of information including task definitions, work guidance, techniques, tools, template deliverables, metrics, roles and responsibilities and dependencies that provide clear information as to what is to be produced and how it should be produced.

     . Team members manage the execution of their work using the PE/Activity
       Manager component.  They can launch tools and invoke templates to produce
       the deliverables for the project task.   Actual performance may be
       measured and reported to the project manager at any point. Once an activity has been completed, all information, including completed deliverables, is sent back to the project manager for review and possible further routing to other team members.

     . Management reports regarding the status of the project portfolio and analysis reports regarding the usage of process data may be produced using the PE/Project Warehouse Component.

     . Once a process has been used, the process may be evaluated and its content improved in PE/Process Library using the PE/Process Manager component.

Deliverables Management Tools. Set forth below is a description of the Company's product for managing application development deliverables (Deliverables Manager).

                       LBMS DELIVERABLES MANAGEMENT TOOLS

                                                                                        Initial
   Products                                Functionality                             Release Date
   --------                                -------------                             ------------
Deliverables          Provides storage, organization, configuration                  June 1997
 Manager              management, access control and reuse brokering
                      facilities for all types of software development assets

Deliverables Manager is the industry's first facility for storing, managing and reusing all types of software development deliverables, from project plans, to requirements documents, to code and executable components. Using Deliverables Manager, organizations are able to store all deliverables in a secure central repository, apply configuration management, version control and change management and realize the benefits of reuse. Deliverables Manager enables an organization to realize the full value of its software development assets.


Deliverables Manager is sold as a stand-alone product and is also sold as a companion product to the Process Engineer product line.

Key features of Deliverables Manager include:

     INTEGRATED, SECURE STORAGE - One of the key requirements for successfully leveraging software development deliverables is having a reliable way to organize, locate, understand, and update common development assets. Deliverables Manager provides a comprehensive repository environment for storing, cataloging, searching, and securing all deliverable components including project plans, requirements documents, design models, test cases, source code and reusable components (ActiveX, OLE objects, Java Classes, etc.). Deliverables Manager may also be used to store organization template deliverables to enable the implementation of consistent standards throughout the organization. In addition, Deliverables Manager provides Visual Links which graphically cross-reference components and clearly define their relationships.

     Deliverables Manager uses industry-standard relational databases that easily fit existing development environments and can be used effectively by individuals, teams, or entire enterprises.

     COMPREHENSIVE CONFIGURATION MANAGEMENT AND VERSION CONTROL - The configuration management of all project deliverables, not just code files, provides significant benefits for the whole development organization. Using Deliverables Manager, project managers, team members and the whole development organization can feel secure that all deliverables are stored, controlled, versioned and can be easily retrieved. In addition, Deliverables Manager provides comprehensive security facilities ensuring only authorized users are enabled to change project deliverables.

     Deliverables Manager enables snapshots of the complete set of project deliverables to be taken at any point in the project. It retains this snapshot as a baseline for future reference. Branching and Merging facilities are provided to enable parallel working on a project.

     DESKTOP TOOL INTEGRATION - Deliverables Manager provides integration with common desktop development tools such as the Microsoft Office (Word, Excel, Powerpoint, Project, etc.) and Microsoft Developer Studio (Visual Basic, Visual C++, Visual J++, etc.) suites. This enables team members to retrieve and store deliverables directly from their development tools, enabling transparent use of Deliverables Manager facilities. This avoids the overhead associated with using traditional software configuration management tools.

     REUSE BROKERING - The collection and reuse or re-cycling of "development assets" is a key factor in increasing project productivity. Deliverables Manager acts as a broker, or "clearinghouse", of reusable objects where multiple projects can share components with minimal overhead.

     Project team members can start by searching the Deliverables Manager for useful components to reuse or for deliverables from other projects to recycle. As revisions are made to components, Deliverables Manager creates graphical revision indicators, notifying and allowing other team members to selectively update the components. Deliverables Manager in effect creates a dynamic "use and improve" environment-project teams coordinate the use of common software assets and continuously improve them in the process.

     INTEGRATION WITH PROCESS ENGINEER - Deliverables Manager is completely integrated into the Process Engineer environment. This integration provides Process Engineer users with facilities for:

     . setting up a repository for storing all organizational standard deliverables

     . creating project folders for all project deliverables, using organizational standard deliverables as a baseline

     . configuration management and version control of all project deliverables

     . browsing deliverables to find reusable components

     . checking in and out deliverables for use on tasks assigned in PE/Activity Manager

     . viewing and editing deliverables using the appropriate development tool

MAINTENANCE AND IMPLEMENTATION SERVICES

The Company believes that a high level of customer support is important to the successful marketing and sale of its products. The Company provides maintenance and implementation services to its customers for all of its products. Typically, when purchasing the Company's products, a majority of customers enter into separate maintenance agreements. To address technical support issues, the Company has established support by telephone, e-mail and facsimile. Technical "hotlines" are staffed by trained technical support personnel during extended business hours each day. Implementation services provided by the Company include product installation, training and assisting customers with the effective deployment of LBMS products.

CUSTOMERS


The Company targets its products to major corporations and governmental entities worldwide. Typical prospective customers have identified the need to improve the quality, productivity and economics of the application development process and require an integrated process, project, work and deliverables management environment to enable this improvement.

MARKETING, SALES AND DISTRIBUTION

In North America, the Company sells its products and services directly to its customers using a sales team approach. Each sales team generally consists of three persons: a sales manager, an inside sales person and a sales engineer.
The sales manager is responsible for coordinating the efforts of the sales team and for finalizing customer requirements and closing the sale. The inside sales person is responsible for maintaining contact with existing customers as well as prospecting for and qualifying potential new customers. The sales engineer is a highly skilled technical employee responsible for supporting product sales, including all technical aspects related to sales of the Company's products. The Company believes that the use of sales teams has enabled it to sell its products and services more effectively. Leveraging on its existing infrastructure, the Company intends to add sales professionals to its existing sales teams so it can reach a broader market and increase its sales revenue.

Outside of North America, the Company sells its products and services to its customers via a network of distributors and services contractors. The Company intends to add various revenue channels to enable it to increase its penetration of existing international markets as well as entering into markets not currently served. The timing of such expansion and the rate at which new channels and markets become productive is difficult to forecast and may cause fluctuations in quarterly operating results.

The Company conducts comprehensive marketing activities such as advertising in trade journals and general business press, direct mail, and telemarketing to generate sales leads. The Company also runs sales seminars and participates in industry conferences and trade shows to introduce prospective customers to its products.

RESEARCH AND DEVELOPMENT

LBMS believes that the timely development of new products and enhancements to current products is essential to maintaining its competitive position as a technological leader. The Company conducts research and development activities to enhance its existing products and to design new products complementary to its existing product lines.

In determining customer needs and developing products to address those needs, the Company relies heavily on market feedback. LBMS establishes focus groups consisting of selected customers to aid in the product development process, both in determining the need for products or applications and in testing new products or applications under development.

Following these initial research stages the Company documents certain themes for new products or applications. The Company then works to develop prototypes and product specifications for new products engendered by the research process.
Once a new product idea is tested and sufficient positive user feedback is received, LBMS begins to implement the development plan for the product.

COMPETITION

The process management tools market is extremely competitive, fragmented and rapidly changing. The Company believes that its ability to compete depends on many factors both within and outside of its control, including corporate and product reputation, breadth of coverage with an integrated product line, product architecture, functionality and features, product quality, performance, ease-of-use, quality of support, availability of product implementation and training services, and price.

The Company's competitors include companies that offer applications development tools, process management tools and project management tools and consulting firms offering development methodologies. The Company believes that the primary competition to its process management tools come from companies such as Platinum Technologies, MCI Systemhouse, James Martin, Applied Business Technologies, Ernst & Young, and Coopers & Lybrand. The Company believes that the primary competition to its deliverables management tools comes from companies such as Platinum Technologies, Intersolv, PCDocs and Softlab. In addition, because of the complexities inherent in software development, software companies and the information technology departments of other business organizations may determine that it is more cost effective to develop their own software development tools offering similar solutions to those products offered by the Company. Furthermore, the Company faces the risk that vendors of tools, databases and other elements of the software development tools market may add to their products some or all of the functionality that the Company's products provide to customers, thereby reducing the number of prospective customers in need of the Company's products. There can be no assurance that the loss of customers will not have a material and adverse effect on the Company's business, financial condition and results of operations.

The Company expects competition from existing and additional competitors to increase. Many of the Company's competitors have, and new competitors may have, larger technical staffs, more established and larger marketing and sales organizations, better developed distribution systems and significantly greater financial resources than the Company. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products or achieve greater market acceptance. There can be no assurance that future competition will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, distribution channels, technical requirements and levels and bases of competition may differ as the Company introduces new products, and there can be no assurance that the Company will be able to compete favorably. The proliferation of software products to meet the needs of the applications development market may have a downward pressure on the prices of such products. Such downward pressure on product prices could have an impact on the Company's operating margins. There can be no assurance that the Company could avoid these price pressures.

PROPRIETARY TECHNOLOGY

The Company's success is heavily dependent upon proprietary technology. The Company's products are licensed to customers under signed license agreements containing, among other things, provisions protecting against the unauthorized usage, copying and transferring of the licensed program. In addition, the Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and contractual provisions to protect its proprietary rights in its products and technology. The Company has no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the U.K. and U.S. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

The Company has various trademarks including LBMS, LBMS Process Engineer and LBMS Deliverables Manager. The Company is not aware that any of these products and trademarks infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products.
As the number of software products in the market increases and the functionality of these products further overlap, software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, could be time-consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. See
Exhibit 99 for discussion of additional risk factors.

EMPLOYEES

As of April 30, 1997, the Company had a total of 131 employees. Of the total, 71 were engaged in software sales and technical support, 5 in marketing, 17 in administration and management, and 38 in research and development. All of the Company's employees are in the U.S.

The executive officers of the Company are as follows:



    Name              Age               Position
    ----              ---               --------

Michael S. Bennett     45      Chief Executive Officer and Director
Stephen E. Odom        45      Chief Financial Officer, Senior Vice President-Finance and
                               Administration and Company Secretary
Peter Combe            46      Senior Vice President-North American Operations
Rick Pleczko           39      Senior Vice President-Product Management and Marketing


Mr. Bennett has served as the President, Chief Executive Officer and Director since August 1996. Mr. Bennett served as the President and Chief Executive Officer of Summagraphics until the time of its acquisition by Lockheed Martin's CalComp subsidiary. Prior to Summagraphics, Mr. Bennett served as Senior Executive with Dell Computer and Chief Executive Officer of several high technology organizations. He also has spent over 12 years in various capacities with Digital Equipment Corporation in both domestic and international positions.

Mr. Odom has served as Chief Financial Officer and Senior Vice President-Finance and Administration of the Company since April 1995. Mr. Odom was appointed as Company Secretary in July 1995. From 1988 to April 1995, Mr. Odom was a Partner with Price Waterhouse LLP. Mr. Odom is a certified public accountant.

Mr. Combe has served as Senior Vice President-North American Operations of the Company since July 1994. Prior to that he served as Vice President-Sales from 1991 to 1994. Mr. Combe joined the Company in 1985.

Mr. Pleczko has served Senior Vice President-Marketing and Product Development since November 1996. From 1994 to 1996 he served as Senior Vice President-Product Management of the Company. From 1990 to 1994, Mr. Pleczko served as Vice President-Product Services of LBMS, Inc. Mr. Pleczko joined the Company in 1984.

The Company has experienced an extended period of significant changes (i.e., refocusing of the business, relocation of a significant portion of the development personnel, stock registration on the U.S. NASDAQ, etc.) which have increased the pressure of the viability and scope of its operating and financial systems. The changes have resulted in new and increased responsibilities for management personnel and has placed a significant strain upon the Company's management, operating and financial controls and resources. To accommodate recent changes, compete effectively and manage potential future growth and changes in the market place, the Company must continue to implement and improve the speed and quality of its information decision systems, management decisions, reporting systems, procedures and controls and further expand, train and motivate its workforce. There can be no assurance that the Company's personnel, procedures, systems and controls will be adequate to support the Company's future operations. Additionally, the Company faces intense competition in hiring and retaining skilled management, technical, marketing, and sales personnel. The loss of services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to hire a significant number of additional sales, service and technical personnel in fiscal 1998. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within the desired geographic locations. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

SERVICE OF PROCESS

LBMS Plc is a public limited company incorporated under the laws of England in 1977. Two of its directors are not subject to the jurisdiction of the U.S. because they are neither citizens nor residents of the U.S. All or a substantial portion of the assets of such persons and certain of the assets of LBMS Plc are located in jurisdictions outside the U.S. As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons or upon LBMS Plc or any of its subsidiaries (other than its U.S. subsidiaries) or to realize upon judgments of U.S. courts predicated upon civil liability under the U.S. federal or state securities laws. LBMS Plc has been advised by English solicitors, that there is doubt as to the enforceability in the U.K. against LBMS Plc or any of its subsidiaries (other than its U.S. subsidiaries) or any of their respective directors, controlling persons or executive officers who are not residents of the U.S., in actions for enforcement of judgments of U.S. courts of liabilities predicated upon, or in original actions predicated solely upon, U.S. federal or state securities laws.

ITEM 2.   PROPERTIES

The Company's principal executive offices are located in approximately 20,000 square feet of leased space in Houston, Texas. As of April 30, 1997, the Company also leased office space in London, Bristol and Stockport, England and Edinburgh, Scotland and Brisbane, Australia, which has been abandoned by the Company. (See further discussion in the Notes to the Consolidated Financial Statements contained herein). In support of its North American field sales and support operations, the Company also leases offices in Ann Arbor, Atlanta, Boston, Chicago, Dallas, Iselin (New Jersey), Los Angeles, Minneapolis, New York, Philadelphia, Pleasanton (California), Seattle and Toronto. The Company believes that its current facilities are adequate for its existing needs although additional facilities will be required as the Company expands into additional North American cities.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings at April 30, 1997; however, from time to time the Company has legal or administrative proceedings which are generally incidental to its normal business activities. While the outcome of any such proceeding can not be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The principal trading market for the Company's American Depository Shares
(ADSs), each representing two (2) Ordinary Shares, is The NASDAQ National Market (NASDAQ) under the symbol LBMSY. Until December 1996, the principal trading market for the Company's Ordinary Shares was the U.K. Unlisted Securities Market
(USM), on which the Ordinary Shares had traded since June 1987. At the end of December 1996, the USM was discontinued by the London Stock Exchange. At that time, the Company determined that NASDAQ would serve as its only public trading market. A holder of Ordinary Shares may convert such shares into ADSs. The conversion results in an assessment to the holder for taxes payable to the U.K. government (equal to approximately 1.5% of the market value of ADSs issued) and an administrative fee payable to the ADS facility manager (equal to approximately $0.05 per ADS issued).

The table below sets forth, for the periods indicated, the reported high and low prices for the Ordinary Shares on the USM. See "Exchange Rate Data" with respect to exchange rates applicable to the periods set forth below.



                                                      Price Per            Equivalent Price
                                                    Ordinary Share             Per ADS(1)
                                                 --------------------    ---------------------
            Fiscal Period                        High            Low      High           Low
            -------------                        ----            ----    -------       -------
     1995
       Quarter ended July 31           (Pounds)  1.32  (Pounds)  0.68     $ 4.02         $2.08
       Quarter ended October 31                  1.06            0.92       3.34          2.90
       Quarter ended January 31                  1.00            0.77       3.14          2.42
       Quarter ended April 30                    1.53            0.77       4.90          2.46
     1996
       Quarter ended July 31                     2.87            1.54       9.18          4.92
       Quarter ended October 31                  3.85            2.58      12.19          8.10
       Quarter ended January 31                  3.71            2.86      11.64          8.83
       Quarter ended April 30                    3.24            1.23       9.89          3.76
     1997
       Quarter ended July 31                     2.55            0.85       7.71          2.65
       Quarter ended October 31                  1.25            0.70       3.88          2.18
       Quarter beginning November 1
            (through December 31)                1.19            0.60       3.98          1.98

(1) Translated solely for convenience of reference into U.S. dollars on the respective dates on which the prices shown were reported on the USM or on the following date if such date was a U.S. holiday at the closing buying rate from Reuters Interbank System.

The table below sets forth, for the periods indicated, the reported high and low prices for the American Depository Shares (ADSs) on NASDAQ.



                                             Price Per       Equivalent Price Per
                                                ADSs           Ordinary Share
                                       --------------------  --------------------
            Fiscal Period                  High     Low        High        Low
            -------------              ---------- ---------  ---------  ---------

     1996
       Period beginning November 23
         (through January 31)             $10.63    $8.75      $5.32      $4.38
       Quarter ended April 30               9.75     3.88       4.88       1.94
     1997
       Quarter ended July 31                8.00     2.38       4.00       1.19
       Quarter ended October 31             4.13     2.25       2.06       1.13
       Quarter ended January 31             5.25     2.00       2.63       1.00
       Quarter ended April 30               5.75     3.38       2.88       1.69
     1998
       Period beginning May 1
         (through June 30)                  6.00     4.13       3.00       2.06


The trading price of the Company's shares is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely effect the market price of the Company's shares.

As of June 30, 1997, the last reported sales price on the NASDAQ for the ADSs was $4.94. On June 30, 1997, there were 686 and 67 holders of record of the Ordinary Shares and ADS, respectively.

The Company has not paid any cash dividends on its Ordinary Shares in the last three fiscal years and does not currently intend to pay any cash dividends in the foreseeable future. LBMS currently intends to retain its earnings, if any, for the continued growth of its business. LBMS, Inc. is party to a loan agreement that limits the amount of cash transferable outside the U.S. during any fiscal year to 50% of its net income during such fiscal year. Consequently, the Company's ability to pay dividends on the Ordinary Shares or ADSs may be limited by such restrictions.

EXCHANGE RATE DATA

The table below sets forth for information purposes, for the periods indicated, the high, low, average and end of period noon buying rates for pounds sterling expressed in U.S. dollars per (Pounds)1.00 reported by the Federal Reserve Bank of New York ("Noon Buying Rate").


                                                                            Average         End of
     Years Ended April 30                        High           Low         Rate(1)         Period
     --------------------                        ----           ----        -------         ------

     1994                                      $ 1.57         $ 1.46         $ 1.50         $ 1.51
     1995                                        1.64           1.49           1.57           1.61
     1996                                        1.64           1.50           1.56           1.50
     1997                                        1.72           1.49           1.60           1.63
     1998 (through June 30, 1997)(2)             1.68           1.60           1.64           1.68


(1) The average of the noon Buying Rates for each month during the relevant period.
(2) The closing Rate on June 30, 1997 was $1.6775 per (Pounds)1.00.

ITEM 6.   SELECTED FINANCIAL DATA



                                                        Year Ended April 30
                                         -------------------------------------------------
                                           1993      1994      1995      1996      1997
                                         --------  --------  --------  --------  ---------
                                               (In thousands, except per share data)
Statement of Operations Data:
  Revenue:
   Product licenses                      $15,451   $17,980   $21,629   $25,077   $ 12,170
   Services                               17,020    18,670    18,857    16,081      9,691
                                         -------   -------   -------   -------   --------
    Total revenue                         32,471    36,650    40,486    41,158     21,861
                                         -------   -------   -------   -------   --------
Cost of revenue:
  Product licenses                           975     1,401     1,399       838        195
  Services                                 8,339    10,187     8,417     6,975      4,218
                                         -------   -------   -------   -------   --------
    Total cost of revenue                  9,314    11,588     9,816     7,813      4,413
                                         -------   -------   -------   -------   --------
Gross profit                              23,157    25,062    30,670    33,345     17,448
                                         -------   -------   -------   -------   --------
Operating expenses:
  Sales and marketing                      9,627    13,984    16,100    20,045     11,704
  Research and development                 5,981     7,196     8,578     8,059      5,296
  General and administrative               5,180     5,288     5,430     5,724      3,108
  Merger expense                                                           468
  Restructuring charge                         -         -     4,418         -     14,109
                                         -------   -------   -------   -------   --------
    Total operating expenses              20,788    26,468    34,526    34,296     34,217
                                         -------   -------   -------   -------   --------
Operating income (loss)                    2,369    (1,406)   (3,856)     (951)   (16,769)
Interest income (expense), net              (286)      (22)       53       167        301
                                         -------   -------   -------   -------   --------
Income (loss) from continuing
 operations before income taxes            2,083    (1,428)   (3,803)     (784)   (16,468)
Income tax benefit (provision)              (682)      272        36         -        150
                                         -------   -------   -------   -------   --------
Income (loss) from continuing
 operations                                1,401    (1,156)   (3,767)     (784)   (16,318)
Discontinued operations:
  Income (loss) from operations              238       155    (4,074)
  Loss on disposal                             -         -      (834)
                                         -------   -------   -------   -------   --------

Net income (loss)                        $ 1,639   $(1,001)  $(8,675)  $  (784)  $(16,318)
                                         =======   =======   =======   =======   ========

Income (loss) per Ordinary Share:
  Continuing operations                    $0.08    $(0.06)   $(0.17)   $(0.03)    $(0.64)
  Discontinued operations                   0.02      0.01     (0.23)
                                         -------   -------   -------   -------   --------

                                           $0.10    $(0.05)   $(0.40)   $(0.03)    $(0.64)
                                         =======   =======   =======   =======   ========


                                                        Year Ended April 30
                                         -------------------------------------------------
                                           1993      1994      1995      1996      1997
                                         --------  --------  --------  --------  ---------
                                               (In thousands, except per share data)
Weighted average Ordinary and
 Ordinary Share equivalents
 outstanding                              16,178    18,760    21,844    23,858     25,551
Income (loss) from continuing
 operations per ADS                        $0.16    $(0.12)   $(0.34)   $(0.07)    $(1.28)
Balance Sheet Data:
Cash and cash equivalents                $ 3,398   $   297   $ 5,026   $10,960   $  8,461
Working capital                            5,458     4,134     2,119    11,466      2,322
Total assets                              20,141    17,716    20,921    27,179     15,354
Total indebtedness (1)                       314       417     1,803     1,527        983
Shareholders' (deficit) equity             7,651     6,241       490    11,935     (5,247)

(1) Does not include indebtedness of the Executive Stock Option Trust which has been guaranteed by the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

When used in this discussion, the words "believes", "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See Exhibit 99 "Important Factors Regarding Forward-Looking Statements" which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

In August 1996, the Board of Directors approved a plan to restructure the Company's operations and made certain changes to executive management. Included in the restructuring was a shift in the Company's development and marketing efforts to focus substantially all its resources on the Company's Process Engineer product line, eliminating or substantially reducing its development and marketing investment in the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines product lines. The Company also discontinued its direct sales and service operations outside the U.S., replacing its non-U.S. operations with third-party distributor relationships. There is no assurance that such distributors will be successful. Also, the Company discontinued its telesales operations in the U.S. The Company's future ability to generate sustained profitability is dependent on the Company's Process Engineer product line and the Company's direct sales operations in the U.S. There is no assurance that the Company will be able to generate or sustain profitability. The Company has not historically been successful in selling its Process Engineer product line outside the U.S.

In connection with the Company's restructuring plan, the Company recorded a $17.6 million restructuring charge in the three months ended October 31, 1996. The restructuring charge was comprised primarily of lease costs, severance and other employee costs and impairment of certain operating assets, principally outside the U.S. The restructuring actions have resulted and may continue to result in a substantial reduction in the Company's cash balance. The estimated total cash requirements associated with the restructuring actions exceed the Company's cash balances, however, currently, such cash requirements extend over many years. Additionally, the Company's restructuring plan could result in additional claims or liabilities which the Company has not anticipated or included in the restructuring charge. Unanticipated claims or liabilities could result in additional cash needs for the Company.

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

As a result of the significant changes in the business, the results of operations and financial position of the Company for the fiscal year ended April 30, 1997 and the interim quarters of such fiscal year are substantially different than for the comparative prior periods.

In fiscal 1995, the Board of Directors of the Company decided to focus exclusively on its software products business, center that activity in the U.S. and discontinue its consulting business. Accordingly, the Company relocated its operational headquarters and the majority of its U.K.-based research and development activities to the U.S. This resulted in a restructuring charge of $4.4 million, primarily related to the abandonment of excess U.K.-based facilities and assets, employee severance costs and employee relocation costs. In connection with the discontinuance of its consulting business, the Company disposed of its U.K.-based General Consultancy Division (the Division) and ceased all other similar consulting activities across the business. The consulting business had provided services that included custom systems development, strategic planning and other traditional systems integration activities principally for mainframe environments. The operating results from the consulting business are included in the financial statements as discontinued operations. In connection with the disposal of the Division, the Company ceased all other similar consulting activities across the business. The operating results of the Company's consulting business and the loss from the sale of that business are shown in the accompanying financial statements as Discontinued operations. In accordance with accounting principles generally accepted in the U.S., only direct costs associated with the consulting business have been used to determine the results of operations for that business. The loss on disposal of the Division included incremental direct costs consisting of $1.4 million related to the abandonment of U.K.-based facilities and assets formerly utilized by the Division, as well as approximately $0.9 million of employee severance and related costs, net of proceeds of $1.5 million from the sale.

As part of the Company's efforts to expand its software products business, in August 1995, the Company acquired Corporate Computing Inc. (CCI), a provider of entry-level, client/server process management software products, in exchange for 700,000 Ordinary Shares of the Company. The acquisition was accounted for as a pooling of interests. The accompanying Consolidated Financial Statements of the Company include the effects of this acquisition for all periods presented.

The Company's revenue is derived from license fees for its software products and related maintenance and implementation fees. The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, "Software Revenue Recognition". The Company licenses its software products on a perpetual, fully paid-up basis. Product license revenue is recognized upon shipment of the product. Product returns are estimated and provided for at the time of sale. The Company's revenue from maintenance services, which includes technical support, is generally based on a percentage of the product license fee. Maintenance fee revenue is recognized ratably over the term of the maintenance agreement, which typically runs for 12 months. The Company's revenue from implementation services, which includes product installation, training and assisting customers with the effective deployment of LBMS products, is based on daily rates and is recognized as services are provided. Implementation services generally are not provided under long-term contracts. The Company historically has recognized a substantial portion of its revenue in the last weeks of its quarters. Since a substantial portion of the Company's revenues are generated in the last weeks of each respective quarter, a large portion of the Company's revenues for the quarter remain uncollected at the end of the period because they are not yet due under normal trade terms.

The Company's fiscal year ends April 30. References herein to a specific year refer to the year ended April 30 of the year cited.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated (subtotals not adjusted for rounding):


                                                    Year Ended April 30,
                                                   -----------------------
                                                    1995     1996    1997
                                                   -------  ------  ------

     Consolidated Statement of Operations Data:
       Revenue:
         Product licenses                              53%     61%     56%
         Services                                      47      39      44
                                                     ----    ----    ----
          Total revenue                               100     100     100
                                                     ----    ----    ----
     Cost of revenue:
       Product licenses                                 3       2       1
       Services                                        21      17      19
                                                     ----    ----    ----
          Total cost of revenue                        24      19      20
                                                     ----    ----    ----
     Gross margin                                      76      81      80
                                                     ----    ----    ----
     Operating expenses:
       Sales and marketing                             40      49      54
       Research and development                        21      20      24
       General and administrative                      13      14      14
       Merger expense                                   -       1       -
       Restructuring charge                            11       -      65
                                                     ----    ----    ----
          Total operating expenses                     85      83     157
                                                     ----    ----    ----
     Operating loss                                   (10)     (2)    (77)
     Interest income (expense), net                     -       -       1
                                                     ----    ----    ----
     Loss from continuing operations before
       income taxes                                   (10)     (2)    (75)
     Income tax benefit                                 -       -       1
                                                     ----    ----    ----
     Loss from continuing operations                  (10)%    (2)%   (75)%
     Discontinued operations:
       Loss from operations                           (10)      -       -
       Loss on disposal                                (2)      -       -
                                                     ----    ----    ----

     Net loss                                         (21)%    (2)%   (75)%
                                                     ====    ====    ====

     Gross margin:
       Product licenses                                94%     97%     98%
       Services                                        55%     57%     56%


FISCAL YEARS 1995, 1996 AND 1997

Total Revenue

Total revenue increased 2% from $40.5 million in 1995 to $41.2 million in 1996 and decreased 47% to $21.9 million in 1997. The increase from 1995 to 1996 was primarily due to increased license fee revenue due to expansion of sales offices and personnel. The decrease from 1996 to 1997 was attributable to the elimination of the direct sales and service operations outside the U.S. after the three months ended July 31, 1996 and a decline in Systems Engineer license revenue in the U.S. The Systems Engineer product line was sold in December 1996.

Product Licenses. Product license revenue increased 16% to $25.1 million in 1996 and decreased 52% to $12.2 million in 1997. U.S. product license revenue constituted 66%, 78% and 94% of total Company product license revenue in 1995, 1996 and 1997, respectively. U.S. product license revenue increased 36% from 1995 to 1996 and decreased 41% from 1996 to 1997. The increase in product license revenue in the U.S. from 1995 to 1996, was primarily attributable to increases in sales of the Process Engineer product line. The decrease in product license revenue in the U.S. from 1996 to 1997, was primarily attributable to the decline in revenue from and subsequent sale of the Systems Engineer product line.

Direct sales of product licenses outside the U.S. were via third-party distributors subsequent to the three months ended July 31, 1996.

Services. Service revenue decreased 15% to $16.1 million from 1995 to 1996 and decreased 40% to $9.7 million in 1997. From 1995 to 1996, the Company experienced decreases in implementation service revenues in all geographic areas. The decrease in the U.S. was attributable to a decrease in implementation service personnel. The decrease outside the U.S. was attributable to the decrease in product license revenue. From 1996 to 1997, the service revenue decrease was attributable to the elimination of direct service operations outside the U.S. subsequent to July 1996. U.S. service revenue was generally flat from 1996 to 1997.

Cost of Revenue

Cost of Product Licenses. Cost of product licenses was $1.4 million, $0.8 million and $0.2 million in 1995, 1996 and 1997, respectively, resulting in a gross margin of 94%, 97% and 98% of the related product license revenue for each respective period. In 1995, license fees payable to a third party licensor were a higher percentage of product license revenue than in 1996 and 1997. This decrease is due to a higher percentage of license revenue being generated by products for which no such license fees are paid in 1996 and 1997.

Cost of Services. Cost of services was $8.4 million, $7.0 million and $4.2 million in 1995, 1996 and 1997, respectively, resulting in a gross margin of 55%, 57% and 56% of the related service revenue for each respective period. The decrease in cost of services from 1995 to 1996 is attributable to a decrease in implementation service personnel. The decrease from 1996 to 1997 is attributable to the elimination of service operations outside the U.S. subsequent to July 1996.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $16.1 million, $20 million and $11.7 million, or 40%, 49% and 54% of total revenue, in 1995, 1996 and 1997, respectively. The increase in sales and marketing expenses in dollar amount and as a percentage of revenue from 1995 to 1996 was primarily due to the addition of two sales offices and related personnel in the U.S. and increased marketing headcount and activities. The increase in sales and marketing expense as a percentage of revenue from 1996 to 1997 is attributable to the Company's revenue performance in the three months ended July 31, 1996. Sales and marketing expense was 86% of revenues during the three months ended July 31, 1996 compared to a range of 42%-46% in each of the three fiscal quarters subsequent to the first fiscal quarter. The decrease in sales and marketing expense in dollars from 1996 to 1997 is due to the elimination of all direct sales personnel and activities outside the U.S. subsequent to July 31, 1996.

Research and Development. Research and development expenses were $8.6 million, $8.1 million and $5.3 million in 1995, 1996 and 1997, respectively. Research and development costs have been expensed as incurred and have not been capitalized because capitalizable costs have not been material. The decrease from 1995 to 1996 was primarily the result of cost efficiencies and headcount reduction through consolidation of certain of the Company's development activities in the U.S. The decrease from 1996 to 1997 resulted from elimination or substantial reduction in the development and investment in the Systems Engineer, GUI Guidelines and Client Server Guidelines product lines.

General and Administrative. General and administrative expenses were $5.4 million, $5.7 million and $3.1 million in 1995, 1996 and 1997, respectively. General and administrative expenses in dollar amount remained relatively constant from 1995 to 1996. The decrease in general and administrative expense from 1996 to 1997 was attributable to the restructuring plan implemented in August 1996, including the elimination of direct operations outside the U.S. General and administrative expenses as a percentage of total revenue have remained relatively constant over the three fiscal periods.

Operating Income

The Company posted an operating losses of $3.8 million, $0.8 million and $16.3 million in 1995, 1996 and 1997, respectively. Included in the Company's operating losses were net restructuring charges of $4.4 million and $14.1 million in 1995 and 1997, respectively. Included in the operating loss in 1996 was $0.5 million of merger costs.

Income Taxes

In 1995, 1996 and 1997, the Company recognized approximately $8.7 million, $0.8 million and $16.5 million in pre-tax losses, respectively, for financial statement purposes. A substantial portion of these losses have been recognized in the Company's tax returns or will be recognized in future years. Given the historical tax losses experienced in 1995, 1996 and 1997, there can be no assurance that the Company's operations will generate taxable income to utilize these losses, therefore, as of April 30, 1997, the Company has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these losses. In 1997, the Company recognized a tax benefit of $150,000 based on carryback benefits recognized in the U.S.

Discontinued Operations

The income from operations of the General Consultancy Division (the Division), net of related taxes, was $155,000 in 1994. In 1995, the Company recognized a loss of $4.1 million related to the discontinued operations of the Division. This loss includes a provision of $3.9 million related to the settlement of litigation in connection with an asserted failure to fulfill contractual obligations related to an unsuccessful consulting project of the Division. The Company paid $1.0 million of the settlement in June 1995, and the remaining $2.9 million is to be paid in installments through June 1999. The Company believes that it is remote that further claims or payments will be required with regard to this or other consulting project. In addition, the customer associated with the settlement has indemnified the Company against any related future claims. The Company is no longer a party to similar consulting projects as a result of its disposal of the Division and is not aware of any asserted or unasserted claims of this nature.

Liquidity and Capital Resources

At April 30, 1997, the Company had cash and cash equivalents of $8.5 million and working capital of $2.3 million. The Company generated cash from operating activities of $0.7 million in 1995. The Company used $4.8 million and $1.6 million in cash for operating activities in 1996 and 1997, respectively. During 1997, the Company used cash of approximately $5.2 million related to the Company's restructuring activities and a prior period legal settlement.

The Company completed a rights offerings for its Ordinary Shares in 1995. The rights offering in 1995 generated $3.5 million in net proceeds. Also, in 1995, the Company received $1.5 million in net proceeds from the sale of the Division. The proceeds from the 1995 rights issue and Division sale were used to fund approximately $1.3 million of expenditures related to the Company's restructuring activities, the initial payment of approximately $1.0 million in June 1995 related to the settlement of litigation, continued expansion of its development, marketing and selling activities and to improve the Company's cash position. In 1996, the Company completed an issuance of American Depository Shares (ADS) (one ADS represents two Ordinary Shares) generating net proceeds to the Company of approximately $11.8 million.

The Company's investing activities consist primarily of purchases of furniture, fixtures and equipment. The Company had capital expenditures of $1.4 million, $1.9 million and $0.3 million, for 1995, 1996 and 1997, respectively. The Company does not currently have any significant capital commitments.

The Company has available lines of credit from a bank in the U.S. in the amounts of $2.5 million and $0.5 million. Approximately $0.5 million was outstanding under these lines of credit at April 30, 1997. These credit facilities require the Company to comply with certain restrictive covenants and maintain certain financial ratios. At April 30, 1997, the Company was in violation of certain restrictive covenants and obtained a waiver from the Bank. The Company has guaranteed approximately $0.9 million of indebtedness of the Company's Executive Stock Option Trust. In June 1997, the Company's Executive Stock Option Trust repaid, with proceeds from the sale of the shares held by the Trust, this indebtedness and the Company was released from its guarantee.

The Company is contractually obligated to make payments totaling (Pounds)1.0 million (approximately $1.6 million at April 30, 1997) in connection with settlement of litigation related to the Division. Such payments include (Pounds)0.4 million (approximately $0.7 million at April 30, 1997) in each of 1998 and 1999 and (Pounds)0.2 million (approximately $0.3 million at April 30,
1997) in 2000. The Company is also obligated to make cumulative lease payments under certain noncancellable operating leases of approximately $1.5 million through 2002.

The Company believes that its existing cash will be adequate to finance its operations for at least the next 12 months.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Consolidated Financial Statements
                                                                                Page
                                                                                ----

Report of Independent Accountants..............................................  26

Consolidated Balance Sheet as of April 30, 1996 and 1997.......................  27

Consolidated Statement of Operations for the three years ended April 30, 1997..  28

Consolidated Statement of Shareholders' (Deficit) Equity for the three years ended April 30, 1997..........................................................  29

Consolidated Statement of Cash Flows for the three years ended April 30, 1997..  30

Notes to Consolidated Financial Statements.....................................  31

Financial Statement Schedules:

  Schedule II - Valuation and Qualifying Accounts and Reserve..................  45


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Learmonth & Burchett Management Systems Plc


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Learmonth & Burchett Management Systems Plc and its subsidiaries (the Company) at April 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP

Houston, Texas
June 7, 1997

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                           CONSOLIDATED BALANCE SHEET
                             (AMOUNTS IN THOUSANDS,
                       EXCEPT FOR PAR VALUE INFORMATION)


                                                                 April 30,
                                                            --------------------
                                                              1996       1997
                                                            ---------  ---------
                    ASSETS
                    ------
Current assets:
 Cash and cash equivalents                                  $ 10,960   $  8,461
 Trade accounts receivable, net of allowance for
   returns of $526 and $780                                    9,579      4,358
 Other current assets                                          3,498      1,023
                                                            --------   --------
    Total current assets                                      24,037     13,842
Furniture, fixtures and equipment, net                         2,982      1,512
Other assets                                                     160
                                                            --------   --------

    Total assets                                            $ 27,179   $ 15,354
                                                            ========   ========

     LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
     ----------------------------------------------
Current liabilities:
 Current maturities of indebtedness                         $  1,003   $    745
 Accounts payable                                              1,630        486
 Deferred revenue                                              3,691      3,534
 Accrued liabilities                                           5,344      5,778
 ESOT indebtedness                                               903        977
                                                            --------   --------
    Total current liabilities                                 12,571     11,520
Indebtedness                                                     524        238
Other liabilities                                              2,149      8,843
                                                            --------   --------
    Total liabilities                                         15,244     20,601
                                                            --------   --------
Shareholders' (deficit) equity:
 Ordinary Shares, 10 pence par value, 33,500 shares
    authorized, 25,531 and 25,611 shares issued
    and outstanding                                            4,253      4,267
 Additional paid-in capital                                   20,323     20,330
 Adjustment for ESOT                                            (903)      (977)
 Cumulative translation adjustment                               439       (372)
 Accumulated deficit                                         (12,177)   (28,495)
                                                            --------   --------
    Total shareholders' (deficit) equity                      11,935     (5,247)
                                                            --------   --------
Commitments and contingencies (Note 12)

    Total liabilities and shareholders' (deficit) equity    $ 27,179   $ 15,354
                                                            ========   ========

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                      CONSOLIDATED STATEMENT OF OPERATIONS
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                                 Year ended April 30,
                                                            ------------------------------
                                                              1995      1996       1997
                                                            --------  ---------  ---------
Revenue:
  Product licenses                                          $21,629   $ 25,077   $ 12,170
  Services                                                   18,857     16,081      9,691
                                                            -------   --------   --------
    Total revenue                                            40,486     41,158     21,861
                                                            -------   --------   --------
Costs of revenue:
  Cost of product licenses                                    1,399        838        195
  Cost of services                                            8,417      6,975      4,218
                                                            -------   --------   --------
    Total costs of revenue                                    9,816      7,813      4,413
                                                            -------   --------   --------
Gross margin                                                 30,670     33,345     17,448
                                                            -------   --------   --------
Operating expenses:
  Sales and marketing                                        16,100     20,045     11,704
  Research and development                                    8,578      8,059      5,296
  General and administrative                                  5,430      5,724      3,108
  Merger expense                                                           468
  Restructuring charge (Note 3)                               4,418                14,109
                                                            -------   --------   --------
    Total operating expenses                                 34,526     34,296     34,217
                                                            -------   --------   --------
                                                             (3,856)      (951)   (16,769)
Interest income                                                 162        301        445
Interest expense                                                (99)       (83)      (159)
Other income (expense), net                                     (10)       (51)        15
                                                            -------   --------   --------
Loss from continuing operations before income taxes          (3,803)      (784)   (16,468)
Income tax benefit                                               36                   150
                                                            -------   --------   --------
Loss from continuing operations                              (3,767)      (784)   (16,318)
Discontinued operations (Note 2):
  Loss from operations of General Consultancy
   Division (net of applicable income tax provision of $0)   (4,074)
  Loss on disposal of General Consultancy Division             (834)
                                                            -------   --------   --------
Net loss                                                    $(8,675)  $   (784)  $(16,318)
                                                            =======   ========   ========

Income (loss) per share:
  Continuing operations                                       $(.17)     $(.03)     $(.64)
  Discontinued operations                                      (.23)
                                                            -------   --------   --------
Net loss per share                                            $(.40)     $(.03)     $(.64)
                                                            =======   ========   ========
Weighted average ordinary and ordinary
 equivalent shares outstanding                               21,844     23,639     25,551
                                                            =======   ========   ========

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


           CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
              (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)



                                                           Additional   Adjustment    Cumulative
                                       Ordinary Shares       paid-in        for      translation   Accumulated
                                    ---------------------  -----------  -----------  ------------  ------------
                                      Shares    Par value    capital       ESOT       adjustment     deficit       Total
                                    ----------  ---------  -----------  -----------  ------------  ------------  ---------

Balance, April 30, 1994             18,837,350     $3,219     $ 5,919        $(172)        $ (39)     $ (2,686)  $  6,241

Issuance of shares in connection
  with rights issue                  3,627,470        554       2,871                                               3,425
Exercise of stock options               84,100         13          38                                                  51
Executive Stock Option Trust
  borrowings                                                                  (763)                                  (763)
Distribution to CCI
  shareholders                                                                                             (32)       (32)
Cumulative translation
  adjustment                                                                                 243                      243
Net loss                                                                                                (8,675)    (8,675)
                                    ----------     ------     -------        -----         -----      --------   --------
Balance, April 30, 1995             22,548,920      3,786       8,828         (935)          204       (11,393)       490

Public share offering, net           2,900,000        452      11,382                                              11,834
Exercise of stock options               81,800         15         113                                                 128
Reductions from translation
  of foreign exchange                                                           32                                     32
Cumulative translation
  adjustment                                                                                 235                      235
Net loss                                                                                                  (784)      (784)
                                    ----------     ------     -------        -----         -----      --------   --------
Balance, April 30, 1996             25,530,720      4,253      20,323         (903)          439       (12,177)    11,935

Public offering cost                                              (47)                                                (47)
Exercise of stock options               80,000         14          54                                                  68
Increases from translation
  of foreign exchange                                                          (74)                                   (74)
Cumulative translation
  adjustment                                                                                (811)                    (811)
Net loss                                                                                               (16,318)   (16,318)
                                    ----------     ------     -------        -----         -----      --------   --------
Balance, April 30, 1997             25,610,720     $4,267     $20,330        $(977)        $(372)     $(28,495)  $ (5,247)
                                    ==========     ======     =======        =====   ===========   ===========   ========

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                            Year ended April 30,
                                                        -----------------------------
                                                          1995      1996      1997
                                                        --------  --------  ---------
Cash flows from operating activities:-
 Net loss                                               $(8,675)  $  (784)  $(16,318)
 Adjustments to reconcile net loss
   to cash provided by operating activities:
   Depreciation                                           1,006       580        453
   Gain (loss) on sale of assets                           (834)       94
   Write-off from restructuring, net                                           2,894
   Changes in current assets and liabilities,
     net of the effect of the business disposal:
    Trade accounts receivable                             1,997     1,055      3,434
    Other current assets                                   (411)     (753)     1,287
    Accounts payable                                     (1,828)     (512)    (1,144)
    Deferred revenue                                      1,161       (11)     1,348
    Accrued restructuring charges                         3,608    (3,488)     8,706
    Accrued legal settlement                              3,922    (1,815)      (665)
    Other accrued liabilities                               774       952     (1,136)
   Other                                                      2       (92)      (490)
                                                        -------   -------   --------
      Net cash provided (used) by operating
       activities                                           722    (4,774)    (1,631)
                                                        -------   -------   --------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment, net     (1,437)   (1,906)      (345)
 Proceeds from sale of General Consulting Division        1,537
 Other                                                     (160)
                                                        -------   -------   --------
      Net cash used by investing activities                 (60)   (1,906)      (345)
                                                        -------   -------   --------
Cash flows from financing activities:
 Issuance of Ordinary Shares, net                         3,476    11,962         21
 Proceeds from indebtedness                                 623     1,219
 Repayments of indebtedness                                          (560)      (544)
 Distribution to CCI shareholders                           (32)       (7)
                                                        -------   -------   --------
      Net cash provided (used) by
       financing activities                               4,067    12,614       (523)
                                                        -------   -------   --------
Increase (decrease) in cash and cash equivalents          4,729     5,934     (2,499)
Beginning cash and cash equivalents                         297     5,026     10,960
                                                        -------   -------   --------
Ending cash and cash equivalents                        $ 5,026   $10,960   $  8,461
                                                        =======   =======   ========
Supplemental cash flow disclosures:-
 Cash paid for:
   Interest                                             $    99   $   104   $    150
   Income taxes                                             348       282
Noncash transactions:
 Impairment of furniture, fixtures and equipment            600
 Executive Stock Option Trust borrowings                    763

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)



NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Learmonth & Burchett Management Systems Plc (LBMS or the Company) designs, develops, markets and supports client/server software development management tools. The Company also provides services such as maintenance, training, consulting and support services related to its products directly in North America and via distributors in Europe, United Kingdom and Asia.

Consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In August 1995, the Company acquired Corporate Computing Inc. (CCI). The Company exchanged 700,000 newly issued Ordinary Shares for all the outstanding interests of CCI in a transaction accounted for as a pooling of interests. These consolidated financial statements have been restated to include CCI for all periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared under the historical cost convention and in accordance with accounting principles generally accepted in the U.S. using U.S. dollars as the reporting currency.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, "Software Revenue Recognition". Product revenue is recognized when products are shipped. Product returns are estimated and provided for at the time of sale. Training and implementation services revenue is recognized as services are provided. Revenue from support and maintenance agreements is recognized ratably over the term of the agreement which is typically 12 months.

Deferred revenue

Deferred revenue represents advance payments for training and implementation and support and maintenance services.

Furniture, fixtures and equipment

Furniture, fixtures and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or lease term.

Research and development

Research and development costs are charged to operations as incurred. The Company considers technological feasibility to have been established once a working model of a product has been produced and tested. To date, the Company has not capitalized software development costs since costs incurred subsequent to the establishment of technological feasibility have not been material.

Income taxes

Deferred income taxes are provided using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when differences are expected to be included in the Company's tax returns.

Loss per share

Loss per share is computed by dividing net loss by the weighted average number of Ordinary Shares and dilutive Ordinary Share equivalents outstanding during the period. Ordinary Share equivalents include the number of shares issuable upon the exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the Treasury stock method.

Statement of cash flows

The Company considers all investments with original maturities of three months or less at the date acquired by the Company as cash equivalents. The effect of exchange rates on cash balances was not material for any of the periods presented.

Financial instruments

The Company records all financial instruments at cost. The fair values of accounts receivable, accounts payable, accrued liabilities and indebtedness approximate cost due to their short-term nature or adjustable interest rates.

Foreign currency translation

The functional currency for the Company's subsidiaries is the applicable local currency. Accordingly, monetary assets and liabilities are translated at period-end exchange rates. Income and expense accounts are translated at the average exchange rates during the period. Gains and losses from translation are recorded as a separate component of shareholders' equity. Transaction gains and losses are included in current operations and were not significant for any of the periods presented.

Concentration of credit risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company's investment policy limits its exposure to credit risk for cash and cash equivalents. The Company sells its products primarily to major corporations in a number of industries. Collateral or deposits generally are not required from customers who demonstrate creditworthiness. Credit risk is considered limited for accounts receivable. The Company provides a reserve for returns and such returns have not been significant in any of the periods presented. During fiscal 1997, the Company's five largest customers accounted for approximately 21% of it total revenues. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenues in any particular period for the foreseeable future. In fiscal 1996 and 1995, the Company's five largest customers did not represent a significant percentage of revenue.

Reclassifications

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

NOTE 2 - DISCONTINUED OPERATIONS:

In the first quarter of fiscal 1995, the Company discontinued its general consulting business and disposed of its U.K.-based General Consultancy Division for $1,537 in cash, resulting in a loss from disposition of $834 after considering provisions for costs directly related to the disposition. The loss from operations of the discontinued consulting business include a charge for a legal settlement and related costs (Notes 5 and 7). Revenue from the discontinued consulting business was $632 for the year ended April 30, 1995.

NOTE 3 - RESTRUCTURING CHARGES:

During fiscal 1995, the Company decided to focus exclusively on its software products business, center that activity in the U.S. and discontinue its consulting business (Notes 2 and 7). Accordingly, the Company relocated its operational headquarters and the majority of its U.K.-based research and development activities to the U.S. This resulted in a restructuring charge of $4,418, primarily related to the abandonment of U.K.-based facilities and assets and employee severance and relocation costs. The restructuring charge included $2,670 related to employee severance and relocation costs. At April 30, 1997, all restructuring cost had been paid except for $755 of abandoned lease cost which will be paid out through 1999.

On August 2, 1996, the Board of Directors approved a plan to restructure the Company's operations. Under the approved plan, the Company recorded a restructuring charge of $17,621. This charge was comprised of approximately $10,278 in abandoned lease costs which is payable through 2014, $4,449 in severance, personnel and other costs and $2,894 for the abandonment of certain net operating assets predominately outside the U.S. The following table illustrates the restructure charge taken in the quarter ended October 31, 1996:




                                   Provision                                         Reserves
                                     during                               Impact of     at
                                 quarter ended                            Foreign    April 30,
                                October 31, 1996  Payments   Recoveries   Exchange     1997
                                ----------------  ---------  -----------  ---------  ---------

Abandoned leasehold                 $10,278        $(1,035)     $(1,143)       $354     $8,454
Employee severance
  and other related cost              2,986         (2,986)
Other costs                           1,463           (522)        (339)                   602
                                    -------        -------      -------        ----  ---------
    Restructuring reserve            14,727        $(4,543)     $(1,482)       $354     $9,056
                                                   =======      =======        ====  =========
Write-off of operating
  assets                              2,894
                                    -------

         Total restructuring
           charge                   $17,621
                                    =======


In December 1996, the Company released $3,512 of the amount previously accrued to reflect the sublease of abandoned properties, the sale of the Systems Engineer product line and reduction in related costs.

Minimum lease commitments related to the rental agreements before existing subleases which have been abandoned for fiscal years ending April 30 are as follows:


               1998          $ 1,778
               1999            1,872
               2000            1,375
               2001              606
               2002              352
               Thereafter      4,413
                             -------
               Total         $10,396
                             =======

Sublease income from noncancellable sublease agreements related to the rental agreements which have been abandoned for fiscal years ending April 30 are as follows:


               1998          $  435
               1999             443
               2000              80
               2001              57
               2002              57
               Thereafter       115
                             ------
               Total         $1,187
                             ======


NOTE 4 - FURNITURE, FIXTURES AND EQUIPMENT:
------------------------------------------

Furniture, fixtures and equipment at April 30 are as follows:


                                    Estimated
                                   useful life    1996      1997
                                   -----------  --------  --------

Furniture and equipment              3-7 years  $ 4,531   $ 3,061
Leasehold improvements                 5 years      814        14
Real estate                           50 years      102        98
                                                -------   -------
                                                  5,447     3,173
Less - accumulated depreciation                  (2,465)   (1,661)
                                                -------   -------

                                                $ 2,982   $ 1,512
                                                =======   =======

NOTE 5 - ACCRUED LIABILITIES:

Accrued expenses at April 30 are summarized as follows:

                                               1996    1997
                                              ------  ------

Accrued compensation                          $1,375  $1,245
Accrued restructuring                                    602
Accrued abandoned leaseholds                     424   1,343
Accrued legal settlement and related costs       602     651
Other accrued expenses                         2,943   1,937
                                              ------  ------

                                              $5,344  $5,778
                                              ======  ======

The accrued abandoned leaseholds relate to provisions made for both the discontinued operations (Note 2) and the restructuring charges (Note 3).

During fiscal 1995, the Company reached a settlement with a third party over claims related to a consulting project of the Company's discontinued consulting business. A settlement charge of $3,922 was included in the loss from discontinued operations in fiscal 1995. The Company paid the third party (Pounds)1,000 and (Pounds)400 in 1996 and 1997, respectively. The settlement provides for remaining payments to be made to the third party of (Pounds)400 in fiscal 1998 and 1999 and (Pounds)200 on or before June 30, 1999. The Company believes it is remote that further claims or payments will be required with regard to this consulting project. In addition, the customer associated with the settlement has indemnified the Company against any related future claims. The Company is no longer a party to similar consulting projects as a result of its disposal of the Division and is not aware of any asserted or unasserted claims of this nature.

NOTE 6 - INDEBTEDNESS:

Indebtedness at April 30 consists of the following:

                                                                                    1996         1997
                                                                                  -------       ------
Revolving line of credit facilities with a bank which mature in
September 1997, interest is payable monthly at prime (8.5% at April
30, 1997), secured by substantially all the assets of the U.S.
Company                                                                            $  475        $ 500

Notes payable to a bank, monthly principal instalments totaling
$45, interest payable monthly at prime plus 1% (9.5% at April 30,
1997), maturing at various dates from June 1997 through April
1999, secured by substantially all the assets of the U.S. Company                     742          448

Note payable to a bank, monthly principal instalments of $20 until
December 1996, interest payable monthly at prime plus 1%, secured
by substantially all of the assets of the U.S. Company                                160

Other                                                                                 150           35
                                                                                   -------       -----
                                                                                    1,527          983

Less - current maturities                                                          (1,003)        (745)
                                                                                   -------       -----
                                                                                   $  524        $ 238
                                                                                   ======        =====

Bank lines of credit

The Company has two revolving line of credit facilities with a U.S. bank amounting to $2,500 and $500. At April 30, 1997, there is $325 and $175 outstanding under the respective facilities. The credit facilities subject the Company to certain restrictive and financial covenants including limitations of distributions and maintaining certain financial ratios. At April 30, 1997, the Company was in violation of certain covenants and obtained a waiver from the Bank.

The Company has guaranteed certain indebtedness incurred by the LBMS Executive Share Option Trust (the Trust) ($977 at April 30, 1997) in connection with the Trust's purchase of Company Ordinary Shares and, accordingly, the Company has reflected the amount of its guarantee of the indebtedness as a reduction of shareholders' equity in the accompanying financial statements. Subsequent to year end, the Trust indebtedness was repaid with proceeds from the sale of the shares held by the Trust and the Company's guarantee was relinquished (Note 9).

Maturities

Future principal payments of indebtedness for the fiscal years ending April 30 are as follows:

               1998          $745
               1999           181
               2000            13
               2001             2
               2002             2
               Thereafter      40
                             ----
                             $983
                             ====

NOTE 7 - OTHER LIABILITIES:

Other liabilities at April 30 consist of the following:


                                             1996    1997
                                            ------  ------

     Abandoned leaseholds (Note 2 and 3)    $  644  $7,866
     Accrued legal settlement (Note 5)       1,505     977
                                            ------  ------
                                            $2,149  $8,843
                                            ======  ======

The accrued abandoned leaseholds relate to provisions made for both the discontinued operations (Note 2) and the restructuring charges (Note 3).

NOTE 8 - INCOME TAXES:

The current income tax benefit (provision) for the year ended April 30 consists of the following:



                                                                                 1995      1996      1997
                                                                               --------  --------  ---------

     U.S.                                                                      $  (174)  $    98   $    102
     U.K.                                                                          201
     Other                                                                           9       (98)        48
                                                                               -------   -------   --------

                                                                               $    36   $         $    150
                                                                               =======   =======   ========

Components of book pretax loss were as follows for the year ended April 30:

                                                                                  1995      1996       1997
                                                                               -------   -------   --------

     U.K.                                                                      $(7,210)  $(1,898)  $ (7,146)
     Other                                                                       3,407     1,114     (9,172)
                                                                               -------   -------   --------

                                                                               $(3,803)  $  (784)  $(16,318)
                                                                               =======   =======   ========

The Company's effective tax rate reconciliation is as follows for the year ended
April 30:


                                                                                 1995      1996      1997
                                                                               --------  --------  ---------

     Benefit at U.K. statutory rates                                                33%       33%        33%
     Restructuring reserve                                                         (15)      121        (17)
     Net operating losses not
      benefited                                                                    (11)     (188)       (12)
     Other, net                                                                     (6)       34         (3)
                                                                                  ----      ----       ----

     Tax benefit                                                                     1%         %         1%
                                                                                  ====      ====       ====


The statutory tax rates in U.K., U.S. and Australia are 33%, 34% and 33%, respectively.

The tax effects of the principal temporary differences between financial reporting and income tax reporting at April 30 are as follows:


                                      1996      1997
                                    --------  ---------

Accrued restructuring               $   840   $  3,934
Net operating loss carryforwards      3,071      5,731
Related party interest expense                     486
Tax credit carryforwards                160        160
Other                                              279
                                    -------   --------
                                      4,071     10,590
Depreciation                           (239)      (382)
                                    -------   --------
                                      3,832     10,208
Valuation allowance                  (3,832)   (10,208)
                                    -------   --------

Net deferred taxes                  $         $
                                    =======   ========


At April 30, 1997, the Company has net operating loss carryforwards of approximately $9,500 for income tax purposes outside of the U.S. and $6,700 available for U.S. income tax purposes which expire from 2006 through 2012. In addition, the Company has $160 of General Business Credit carryforwards available in the U.S. Certain of the U.S. carryforwards relate to preacquisition net operating losses and tax credit carryforwards of acquired companies and are subject to limitations under Section 382 of the U.S. Internal Revenue Code. Given the historical tax losses experienced in 1995, 1996 and 1997, there can be no assurance that operations will generate future taxable income to utilize the net operating losses and future deductions related to the restructuring reserve. Accordingly, the Company has provided a valuation allowance against its deferred tax assets.

NOTE 9 - SHAREHOLDERS' EQUITY:

Stock Option Plans

The Company's various Stock Option Plans (Option Plans) provide for the grant of incentive and nonstatutory stock options, as determined by the Board of Directors. Options are generally granted at an exercise price of not less than the fair value per Ordinary Share on the date of grant. The vesting and exercise provisions are determined by the Board of Directors with a maximum term of ten years. Options granted under the Plans are immediately exercisable and generally vest over an eighteen month to five year period. Information related to share options granted to directors, officers and employees under various plans is as follows (share amounts in thousands, prices translated at April 30, 1997 exchange rate):


                                            Shares         Exercise     Weighted-average
                                         under option       Price        exercise price
                                         -------------  --------------  ----------------

Options outstanding April 30, 1994            470        $0.62 to $2.64       $1.91
Granted                                     2,412        $1.27 to $2.12        1.83
Canceled                                     (105)       $0.62 to $2.64        1.19
Exercised                                     (84)       $0.62 to $0.64        0.63
                                           ------        --------------       -----
Options outstanding April 30, 1995          2,693        $0.62 to $2.64        1.91
Granted                                       814        $2.00 to $4.84        2.56
Canceled                                     (485)       $0.98 to $4.84        2.80
Exercised                                    (116)       $0.62 to $2.75        1.72
                                           ------        --------------       -----
Options outstanding at April 30, 1996       2,906        $0.70 to $2.75        1.95
Granted                                     2,499        $1.19 to $2.69        1.23
Canceled                                   (1,200)       $1.03 to $2.75        1.73
Exercised                                    (105)       $0.71 to $1.36        1.19
                                           ------        --------------       -----
Options outstanding at April 30, 1997       4,100        $0.71 to $2.69        1.60
                                           ======        ==============       =====

Options exercisable at April 30, 1995         147        $0.65 to $2.64        1.40
                                           ======        ==============       =====

Options exercisable at April 30, 1996         165        $0.70 to $2.75        1.66
                                           ======        ==============       =====

Options exercisable at April 30, 1997       1,722        $0.71 to $2.37        1.53
                                           ======        ==============       =====


During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which defines a fair value-based method of accounting for an employee stock option plans or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting prescribed in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

The Company has elected to account for its stock-based compensation plan under APB No. 25. The Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123. The following weighted average assumptions used for grants in 1996 and 1997 were:

          Risk-free interest rate              6.0% - 6.3%
          Expected dividend yield                       0%
          Expected lives                         18 to 84 months
          Expected volatility                          73%

The total value under SFAS 123 of the options granted during the years ended April 30, 1996 and 1997 was computed to be approximately $1,395 and $2,199, respectively. Under SFAS 123, these amounts would be amortized over the vesting period of the options. If the company had accounted for these plans in accordance with SFAS 123, the Company's reported net loss and net loss per Ordinary Share for the years ended April 30, would have increased to the following pro forma amounts:


                                                      1996      1997
                                                     -------  ---------

     Pro forma net loss:
       As reported in the statement of operations    $ (784)  $(16,318)
       Pro forma in accordance with SFAS 123           (858)   (18,190)
     Pro forma net loss per Ordinary Share and
      Ordinary Share equivalents:
       As reported in the statement of operations     (0.03)     (0.64)
       Pro forma in accordance with SFAS No. 123      (0.04)     (0.71)


Because SFAS 123 is applicable only to awards granted subsequent to May 1, 1995, its pro forma effect will not be fully reflected until all options granted prior to that date have vested and is not expected to be indicative of the effect on net loss and net loss per share in future years.

For options outstanding as of the latest balance sheet, the range of exercise prices, the weighted-average exercise price and the weighted-average remaining contractual life is provided in the schedule below. The number and weighted-average exercise price of options currently exercisable is also included in the schedule below:

                                    Weighted-                                         Weighted-
                                    average          Weighted-                        average
    Range of                       remaining         average                       exercise price
 exercise prices   Outstanding  contractual life  exercise price  Exercisable  of Exercisable options
-----------------  -----------  ----------------  --------------  -----------  ----------------------
$0.00 - $1.00            73          4.63              $0.89            72             $0.89
$1.01 - $2.00         2,966          8.98               1.22         1,318              1.23
$2.01 - $3.00         1,061          8.53               2.20           332              2.26
                      -----          ----              -----         -----             -----
                      4,100          8.83              $1.60         1,722             $1.53
                      =====          ====              =====         =====             =====


1996 Employee Stock Purchase Plan

In November 1996, the Board adopted and the shareholders approved the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved 500,000 shares of Ordinary Shares (250,000 ADSs) for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase ADSs at 85% of the lower of the fair market value of the Company's ADSs on the first or the last day of each offering period.

Executive Share Option Trust

The Company has established the LBMS Executive Share Option Trust (the Trust). The Trust purchases shares to be issued to satisfy the exercise of certain stock options. During 1995, the Trust purchased at market price, 311,000 and 134,000 shares from two directors of the Company, respectively. The Trust held 1,024,000 shares at April 30, 1997. The trustees of the Trust have designated that certain options representing 643,000 Ordinary Shares will be satisfied through the issuance of shares held by the Trust (Note 6).

The Trust completed a Private Placement for 988,240 of restricted Ordinary Shares of the Company on June 5, 1997 and the outstanding indebtedness of $994 was repaid. The Company recognized a increase of $661 in Additional Paid in Capital which represents the net proceeds of the transaction after approximately $75 in legal and professional fees.

U.S. Registration of Shares

In December of 1995, the Company completed its initial U.S. offering of 1,450,000 American Depository Shares (ADS). Proceeds from the offering were $13,485 before expenses of approximately $1,700. Each ADS represents two Ordinary Shares.

NOTE 10 - EMPLOYEE BENEFIT PLANS:

The Company contributed $67 into a defined contribution plan on behalf of its employees in fiscal 1997. In prior years, the Company maintained two
contribution plans and contributed a total of   $355 and $241 for the years
ended April 30, 1995 and 1996, respectively.

NOTE 11 - SEGMENT INFORMATION:

Starting in fiscal 1995 (Note 2), the Company began operating in a single industry segment. Selected information regarding the Company's continuing operations by geographic region are as follows:


                                                  Year ended April 30,
                                             ------------------------------
                                               1995      1996       1997
                                             --------  --------  ----------

     Revenues:
       U.S.                                  $24,292   $28,029    $ 19,871
       U.K. and Europe                        10,848     8,858       1,310
       Australia and Asia                      5,346     4,271         680
                                             -------   -------    --------

                                             $40,486   $41,158    $ 21,861
                                             =======   =======    ========

     Operating income (loss):
       U.S.                                  $ 2,471   $ 2,626    $ (7,119)
       U.K. and Europe                        (4,579)   (1,509)     (7,411)
       Australia and Asia                          7       (74)     (1,210)
                                             -------   -------    --------
                                              (2,101)    1,043     (15,740)
     Corporate general and administrative     (1,755)   (2,045)     (1,014)
     Interest income, net                         53       218         286
                                             -------   -------    --------

     Loss from continuing operations
      before income taxes                    $(3,803)  $  (784)   $(16,468)
                                             =======   =======    ========


                                                            April 30,
                                                       -------------------
                                                         1996       1997
                                                       -------    --------
     Identifiable assets:
       U.S.                                            $12,241    $  6,739
       U.K. and Europe                                   3,994         147
       Australia and Asia                                1,444           7
                                                       -------    --------
                                                        17,679       6,893
     Corporate cash                                      9,500       8,461
                                                       -------    --------

                                                       $27,179    $ 15,354
                                                       =======    ========

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company has entered into certain noncancelable operating leases for office space which expire through 2001. Rent expense totaled $2,703, $ 2,400 and $1,250 for the years ended April 30, 1995, 1996 and 1997. Minimum lease commitments related to these rental agreements, exclusive of amounts related to abandonment leaseholds (Note 3), for the fiscal years ending April 30 are as follows:


               1998          $  513
               1999             345
               2000             328
               2001             291
               2002              70
               Thereafter
                             ------
               Total         $1,547
                             ======

                                                                     SCHEDULE II


                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC
                       VALUATION AND QUALIFYING ACCOUNTS
                             ALLOWANCE FOR RETURNS
                                 (In thousands)



                                                 Year ended April 30,
                                               ------------------------
                                                1995    1996      1997
                                               ------  -------   ------

Balance, beginning of period                   $ 177   $   369   $ 526
Additions charged to revenue                     897     1,341     957
Reductions                                      (705)   (1,184)   (703)
                                               -----   -------   -----

Balance, end of period                         $ 369   $   526   $ 780
                                               =====   =======   =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Certain information required by Part III is omitted from this Report because the registrant will file a definitive Proxy Statement pursuant to Regulations 14A (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's executive officers required by this
Item is included in the section in Item I hereof entitled "Employees". The information concerning the Company's directors required by this Item will be incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors - Nominees".

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be incorporated by reference to the Company's Proxy Statement under the heading "Certain Transactions with Management".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.  Financial Statements.  See index at Item 8.

   2.  Financial Statement Schedules.  See index at Item 8.

   3.  Exhibits.  The following exhibits are filed as a part of this report:

       (a) The following is a list of exhibits to be filed during fiscal 1997.

           Exhibit
             No.      Description of
             ---      --------------
           **3.1   Memorandum of Association of the Company
           **3.2   Articles of Association of the Company
           **4.1   Specimen Ordinary Share Certificate
           **4.2   Form of Deposit Agreement among the Company, Morgan Guaranty Trust
                   Company of New York, as Depositary, and the holders from time to time of American Depositary Receipts issued thereunder
           **4.3   Form of American Depositary Receipt (included in Exhibit 4.2)
           **4.4   Registration Rights Agreement dated August 5, 1995 among the Company,
                   Christine Comaford, Infinity Plus Consulting, Inc. and Kimball Atwood
           **10.1  1996 Equity Incentive Plan
           **10.2  1996 U.S. Employee Stock Purchase Plan
           **10.3  1996 Non-Employee Directors' Share Option Plan
           **10.4  The ESOP Share Option Scheme
           **10.5  The Executive Share Option Scheme
           **10.6  Lease Agreement dated May 20, 1993, as amended June 1, 1995, between
                   Learmonth & Burchett Management Systems, Inc. and CDI/East Houston
                   Venture I, L.P. relating to the Houston office.
           **21    Subsidiaries of the Company
           CE-23.1 Consent of Independent Accountants
           CE-27   Financial Data Schedule
           CE-99   Important Factors Regarding Forward-Looking Statements

        **  Previously filed.
        CE  Electronically filed.

       (b) Reports on Form 8-K

           No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 1997 LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                              By:  /s/ Michael S. Bennett
                                   ----------------------
                                   Michael S. Bennett, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signatures                            Title                                      Date
      ----------                            -----                                      ----
/s/ Michael S. Bennett      Chief Executive Officer and Director (Principal         July 28, 1997
---------------------       Executive Officer)
Michael S. Bennett


/s/ Stephen E. Odom         Chief Financial Officer and Senior Vice-                July 28, 1997
---------------------        President-Finance and Administration
Stephen E. Odom              (Principal Financial and Accounting Officer)


/s/ Gerald Christopher      Chairman of the Board                                   July 28, 1997
---------------------
Gerald Christopher


/s/ Rainer H. Burchett      Director                                                July 28, 1997
---------------------
Rainer H. Burchett


/s/ Felda Hardymon          Director                                                July 28, 1997
---------------------
Felda Hardymon


/s/ Roger A. Learmonth      Director                                                July 28, 1997
---------------------
Roger A. Learmonth
