Form 10-K405/A
period 1997-04-30
LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC \ENGLAND\
filed 1997-08-28
CIK 1001539

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A

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

As of June 30, 1997, 25,933,622 Ordinary Shares of the Registrant's Common Stock, 10 pence par value, were issued and outstanding.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC
                           FORM 10-K/A ANNUAL REPORT
                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant (AMENDED)         3

Item 11.  Executive Compensation (AMENDED)                                     4

Item 12.  Security Ownership of certain Beneficial Owners and
           Management (AMENDED)                                                9

Item 13.  Certain Relationships and Related Transactions (AMENDED)            10

SIGNATURE                                                                     11

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's executive officers required by this
Item is included in the section entitled "Employees" in Item I of the Company's Form 10-K.


                                   DIRECTORS


    Set forth below is certain information concerning the directors as of April 30, 1997:

    Name                             Age         Year Elected
    ----                             ---         ------------

    Gerald N. Christopher             56             1996
    Michael S. Bennett                45             1996
    Rainer H. Burchett                58             1977
    G. Felda Hardymon                 49             1994
    Roger A. Learmonth                52             1977


    GERALD N. CHRISTOPHER - Mr. Christopher has served as Chairman and Director of Learmonth & Burchett Management Systems Plc since August 2, 1996. He previously held the positions of President and Chief Executive Officer of certain high technology organizations, including Amber Wave Systems, Inc., Extension Technology, Inc., and Channel Computing, Inc. Additionally, he was the Chief Financial Officer of another high technology organization, Bachman Information Systems, Inc. Mr. Christopher and the Company are parties to an Agreement dated August 2, 1996 pursuant to which Mr. Christopher serves as Chairman of the Board of the Company.

    MICHAEL S. BENNETT - Mr. Bennett has served as the President, Chief Executive Officer and Director since August 2, 1996. Mr. Bennett served as the President and Chief Executive Officer of Summagraphics, a high technology organization, until the time of its acquisition by Lockheed Martin's CalComp subsidiary. Prior to Summagraphics, Mr. Bennett served as Senior Executive with Dell Computer, a manufacturer and distributor of computer equipment, and Chief Executive Officer of several high technology organizations. He also has spent over 12 years in various capacities with Digital Equipment Corporation, a manufacturer and distributor of computer equipment, in both domestic and international positions. Mr. Bennett and the Company are parties to Agreements dated August 2, 1996 and July 1, 1997 pursuant to which Mr. Bennett serves as a President, Chief Executive Officer and Director of the Company.

    RAINER H. BURCHETT - Mr. Burchett has served as a Director of the Company since 1977 and as its Chairman until his resignation as such on August 2, 1996. Mr. Burchett co-founded the Company in 1977. Prior to founding the Company, he was employed by BIS Applied Systems, a consulting company.

    G. FELDA HARDYMON - Mr. Hardymon has served as a Director since 1994. Mr. Hardymon has served as a General Partner of Bessemer Venture Partners, a group of venture capital funds, since 1981. Prior to joining Bessemer, Mr. Hardymon was Vice President of Business Development Services, Inc., the venture capital subsidiary of General Electric Company. He serves on the board of Video Server, Inc., a supplier of networking equipment and associated software for multimedia conferences.

    ROGER A. LEARMONTH - Mr. Learmonth has served as a Director since co-founding the Company in 1977. Mr. Learmonth served as the Company's Chief Executive Officer until October 1994. Prior to founding the Company, Mr. Learmonth was employed by BIS Applied Systems, a consulting company.


ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during fiscal 1997, fiscal 1996 and fiscal 1995 by (i) the Company's Chief Executive Officer(s) and
(ii) each of the four most highly paid executive officers who received compensation in excess of $100,000 for the fiscal year 1997 (together, the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE


                                                       Long-Term
                                                      Compensation
                                                      ------------
                                                       Awards of
                                   Annual Compensation Securities
                                   ------------------- Underlying  All Other
Name and Principal Position Year(5) Salary  Bonus($)    Options  Compensation(4)
--------------------------- ------- ------  --------    -------  ---------------

Michael S. Bennett (1)       1997  $147,050  $ 53,066    400,000   $ 1,258
  Chief Executive Officer    1996       N/A       N/A        N/A       N/A
  And President              1995       N/A       N/A        N/A       N/A

John P. Bantleman (2)        1997  $174,474  $      0        N/A   $ 3,498
  Chief Executive Officer    1996  $189,272  $ 55,000    100,000   $ 1,133
                             1995  $151,073  $100,000    564,000   $ 2,719

Stephen E. Odom (3)          1997  $150,000  $ 50,000    150,000   $ 4,244
  Chief Financial Officer    1996  $150,000  $ 50,000    100,000   $     0
  And Secretary              1995       N/A       N/A    200,000       N/A

Peter Combe                  1997  $158,000  $ 50,000    150,000   $ 2,544
  Senior Vice President      1996  $153,412  $ 73,770    100,000   $ 1,547
                             1995  $121,183  $104,423    199,000   $ 1,414

Rick Pleczko                 1997  $141,616  $ 40,000    150,000   $ 3,639
  Senior Vice President      1996  $137,100  $ 77,540    100,000   $ 2,070
                             1995  $107,831  $ 59,873    143,000   $ 1,863


(1) Michael S. Bennett joined the Company in August 1996. For fiscal 1997 Mr. Bennett's annual salary would have been $200,000 and Mr. Bennett would have been entitled to bonus compensation of up to $100,000.

(2) John P. Bantleman resigned as President and Chief Executive Officer and as a Director of the Company in August 1996.

(3) Stephen E. Odom joined the Company in April 1995, just prior to the fiscal year end. For fiscal 1995 Mr. Odom's annual salary would have been $150,000 and Mr. Odom would have been entitled to bonus compensation of up to $50,000.

(4) Represents Company contributions to the Company's 401(k) Plan, a defined contribution plan available to U.S. employees only, car allowance, and excess insurance premiums paid by the Company. Other compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the Named Executive Officer for such year.

(5) The periods covered by this table are the fiscal years ended in April 1997, 1996 and 1995.


SHARE OPTION INFORMATION

    The following table sets forth certain information regarding the option grants made pursuant to the Company's 1996 Equity Incentive Plan (the "Share Option Plan") during fiscal 1997 to each of the Named Executive Officers.


                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                                         POTENTIAL REALIZABLE
                            NUMBER OF                                                      VALUE AT ASSUMED
                        ORDINARY SHARES      PERCENT      EXERCISE                          ANNUAL RATES OF
                           UNDERLYING        OF TOTAL      PRICE                              STOCK PRICE
                            OPTIONS          OPTIONS       IN U.S.      EXPIRATION          APPRECIATION FOR
NAME                     GRANTED(#)(3)      GRANTED($)   DOLLARS($/SH)     DATE              OPTION TERM (4)
----                     -------------      ----------   ------------      ----              ---------------
                                                                                         5%($)            10%($)
                                                                                        -------------------------
Michael S. Bennett (1)     400,000            16.0%         1.185          8/1/06       $298,096         $755,434

John P. Bantleman (2)        N/A                 0%          N/A            N/A              N/A             N/A

Stephen Odom               150,000             6.0%         1.185          8/1/06       $111,786         $283,288

Peter Combe                150,000             6.0%         1.185          8/1/06       $111,786         $283,288

Rick Pleczko               150,000             6.0%         1.185          8/1/06       $111,786         $283,288

__________________
(1) Michael S. Bennett joined the Company as its President, Chief Executive Officer and as a Director on August 2, 1996. Pursuant to his employment arrangement with the Board of Directors, the Remuneration Committee granted Mr. Bennett an option to purchase 400,000 Ordinary Shares at an exercise price of $1.185 per share.

(2) John P. Bantleman resigned as President and Chief Executive Officer and as a Director of the Company in August 1996. Upon Mr. Bantleman's resignation, 520,500 unvested options previously granted to him expired as of such date and 209,750 vested stock options remained exercisable until May 31, 1997 but were held as collateral against past advances from Learmonth & Burchett Management Systems, Inc. to Mr. Bantleman. On or before May 31, 1997, Mr. Bantleman exercised his vested options and repaid such past advances in full.

(3) The 1996 Equity Incentive Options granted to the Executive Officers in August 1996 vest over an eighteen-month period, with six-eighteenths of the shares vesting February 2, 1997 and an additional one-eighteenth vesting per month over the remaining twelve months thereafter.

(4) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten-year option term. The assumed 5% and 10% rates of share appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future market price of the Ordinary Shares.


OPTION EXERCISES AND YEAR-END INTERESTS

    The following table sets forth for each of the Named Executive Officers certain information concerning the value of unexercised options at the end of fiscal 1997 (including options granted in fiscal 1997) and the value of options exercised in fiscal 1997.


                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF ORDINARY
                                                                 SHARES UNDERLYING           NET VALUES OF UNEXERCISED
                          ORDINARY SHARES                        UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS (2)
                             ACQUIRED          VALUE             -------------------          ------------------------
                          ON EXERCISE(#)     REALIZED($)    EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
                          ---------------    ----------     -----------   -------------      -----------   -------------
Michael S. Bennett             N/A              N/A           177,777       222,223           $155,999      $195,001

John P. Bantleman (1)          N/A              N/A           209,750         N/A             $165,917         N/A

Stephen Odom                   N/A              N/A           163,666       286,333            $58,499      $ 73,126

Peter Combe                    N/A              N/A           127,766       338,734            $68,546      $149,148

Rick Pleczko                   N/A              N/A           101,666       256,834            $67,910      $139,251

----------------

(1) John P. Bantleman resigned as President and Chief Executive Officer and as a Director of the Company in August 1996. Upon Mr. Bantleman's resignation, 520,500 unvested options previously granted to him expired as of such date and 209,750 vested stock options remained exercisable until May 31, 1997 but were held as collateral against past advances from Learmonth & Burchett Management Systems, Inc. to Mr. Bantleman.

(2) Based on the estimated fair value of the Company's Ordinary Shares at the end of fiscal 1997 (as determined by the price per American Depositary Share of $4.125 on the NASDAQ Stock Exchange at April 30, 1997), less the exercise price payable for such Ordinary Shares.



COMPENSATION OF DIRECTORS

    In fiscal 1997, each of the Directors who was not an Executive Director was entitled to compensation from the Company for serving on the Board of Directors equal to an annual fee of (Pounds)18,000. Additionally, the Company reimburses each of these Directors for out-of-pocket expenses incurred in attending meetings of the Board of Directors.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

    During the fiscal year ended April 30, 1997, Michael S. Bennett and the Company were parties to an agreement pursuant to which Mr. Bennett served as President and Chief Executive Officer of the Company and a member of the Company's Board of Directors. The agreement had an effective date of August 2, 1996 with no initial fixed term and no termination notification requirement as Mr. Bennett was an employee at will. The initial salary payable under the agreement was $200,000 per year. Pursuant to the agreement, the initial salary could be adjusted by the Board of Directors at an annual review. In August 1996, the Company issued to Mr. Bennett options to purchase 400,000 Ordinary Shares at an exercise price of $1.185. The Options vest over an eighteen-month period, with six-eighteenths of the Ordinary Shares vesting on February 2, 1997 and an additional one-eighteenth vesting each month thereafter for the remaining twelve months. Mr. Bennett was also entitled to a bonus of $100,000 if the Company exceeds certain performance targets and to participate in certain of the Company's benefit plans. In the event of a change of control of the Company, Mr. Bennett would have been entitled to a severance payment of $300,000 and all of his then unvested share options would have become immediately vested.


    Effective July 1, 1997, Mr. Bennett and the Company entered into a new agreement pursuant to which Mr. Bennett continues to serve as President and Chief Executive Officer of the Company and a member of the Company's Board of Directors. Under the agreement there is no initial fixed term and no termination notification requirement as Mr. Bennett is an employee at will. The initial salary payable under the agreement is $200,000 per year. Pursuant to the agreement, the initial salary may be adjusted by the Board of Directors at an annual review. The Company has also issued to Mr. Bennett options to purchase an additional 400,000 Ordinary Shares at an exercise price of $1.50. Such Options vest over a three-year period with one-third of such Options vesting on the first anniversary of the Option Grant and one-thirty-sixth of the Options vesting each month thereafter for the remaining twenty-four months. Mr. Bennett is also entitled to a bonus of $175,000 under the Company's incentive bonus plan and to participate in certain of the Company's benefit plans. Additionally, in the initial term of the agreement, Mr. Bennett is entitled to an additional bonus of $150,000 based on achievement of certain Company performance targets and other objectives. In the event of a change of control of the Company, Mr. Bennett will be entitled to a severance payment equivalent to one-year's salary and benefits plus any earned but unpaid bonuses. Additionally, all unvested options granted pursuant to the July 1, 1997 agreement will become vested, either immediately or over a period of time, as determined by the terms of the agreement.

    Gerald N. Christopher and the Company are parties to an agreement pursuant to which Mr. Christopher serves as Chairman of the Board of Directors of the Company. The agreement has an effective date of August 2, 1996 with no initial fixed term and no termination notification requirement as Mr. Christopher is an employee at will. The initial salary payable under the agreement was $3,000 per week, subject to adjustment effective January 1, 1997, when Mr. Christopher's yearly salary was set at a rate of $1,000 per week. The Company has also issued to Mr. Christopher options to purchase 250,000 Ordinary Shares at an exercise price of $1.185. The Options vest over an eighteen-month period, with six-eighteenths of the Ordinary Shares vesting on February 2, 1997 and an additional one-eighteenth vesting each month thereafter for the remaining twelve months. Mr. Christopher is also entitled to reimbursement for the cost of an apartment and reasonable living expenses in the Houston area, as well as for reasonable travel expenses.


    John P. Bantleman resigned as President and Chief Executive Officer and as a Director of the Company on August 2, 1996. Under the terms of a termination agreement with the Company, Mr. Bantleman received a lump sum of $106,000 (less payroll deductions and taxation withholding), representing six months salary continuation and an automobile allowance. Health benefits were continued for six months. Upon Mr. Bantleman's resignation, the Board voted to accelerate 154,000 of his unvested options resulting in his holding 209,750 vested stock options exercisable through May 31, 1997. Such options were held as collateral against Mr. Bantleman's outstanding advances of $90,000 from the Company. The balance of his unvested options expired upon his resignation. On or before May 31, 1997, Mr. Bantleman exercised his options and repaid in full the outstanding advance balance of $90,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Until August 2, 1996, Mr. Burchett was a member of the remuneration Committee of the Board of Directors. While on such committee, the committee met without his presence when determining Mr. Burchett's own remuneration.

     On August 2, 1996, Mr. Christopher was appointed as a director and as a member of the Remuneration Committee. Pursuant to an agreement between Mr. Christopher and the Company, Mr. Christopher was paid approximately $73,000 during fiscal year ended April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Ordinary Shares as of June 30, 1997 by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding Ordinary Shares of the Company; (ii) each Named Executive Officer and each director of the Company; (iii) each current executive officer and (iv) all officers and directors of the Company as a group. Except as otherwise indicated, each of the shareholders named below has sole voting and investment power with respect to the Ordinary Shares beneficially owned:



                                                          ORDINARY SHARES
                                                        BENEFICIALLY OWNED(1)
    OFFICERS, DIRECTORS AND 5% SHAREHOLDERS           NUMBER            PERCENT
    ---------------------------------------           -------------------------

    Rainer H. Burchett..............................  1,500,000(2)         5.6%
      c/o Learmonth & Burchett
      Management Systems Plc
      10 Norwich Street
      London EC4A 1BD England
    Roger A. Learmonth..............................  1,049,749(3)         3.9%
      c/o Learmonth & Burchett
      Management Systems Plc
      10 Norwich Street
      London EC4 1BD England
    S Squared Technology Corp.......................  2,146,854            8.0%
      515 Madison Avenue
      New York, NY 10022
    Bessemer Venture Partners III L.P...............  2,035,801(4)         7.6%
      83 Walnut Street
      Wellesley Hills, MA  02181
    Pioneering Management Corp......................  1,417,500            5.3%
      60 State Street
      Boston, MA  02109
    Edgemont Asset Management Corp..................  1,335,000            5.0%
      140 E. 45th Street
      New York, NY  10017
    Gerald N. Christopher...........................    168,667(5)            *
    Michael S. Bennett..............................    273,389(6)            *
    Stephen E. Odom.................................    217,084(7)            *
    Peter Combe.....................................    172,550(8)            *
    Rick Pleczko....................................    159,338(9)            *
    Felda Hardymon..................................     65,262(10)           *

      All current directors and executive officers
         as a group (11)............................  3,606,039           13.4%

________________

*    Less than one percent.

(1) Applicable percentage of ownership as of June 30, 1997 is based upon 26,924,650 Ordinary Shares outstanding (including 991,028 Ordinary Shares issuable within 60 days of June 30, 1997 upon the exercise of options beneficially owned by the indicated shareholder on that date). Unless otherwise indicated, the persons named in the table have sole voting power and sole investment control with respect to all Ordinary Shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to such Ordinary Shares.
(2) Includes 692,000 Ordinary Shares held by 9 trusts for which Mr. Burchett is a co-trustee. Does not include 36,001 Ordinary Shares owned of record by LBMS Trustee Company Limited of which Mr. Burchett is a shareholder and a director. Mr. Burchett disclaims beneficial ownership in all shares held by LBMS Trustee Company Limited, including shares to be acquired in the future pursuant to subscription rights granted to LBMS Trustee Company Limited.
(3) Includes 600,000 Ordinary Shares held in a trust for which Mr. Learmonth serves as co-trustee. Also includes 2,850 Ordinary Shares held by his daughter. Does not include 36,001 Ordinary Shares owned of record by LBMS Trustee Company Limited of which Mr. Learmonth is a director. Mr. Learmonth disclaims beneficial ownership in all shares held by LBMS Trustee Company Limited, including shares to be acquired in the future pursuant to subscription rights granted to the LBMS Trustee Company Limited.
(3) Does not include 38,903 Ordinary Shares owned by BVP III Special Situations L.P. and 92,643 owned beneficially by certain present or former officers of Bessemer Securities Corporation, the sole owner of the sole limited partner of Bessemer Venture Partners III L.P. Under certain circumstances Bessemer Venture Partners III L.P. may direct the voting of such shares.
(4) Includes 166,667 Ordinary Shares issuable upon exercise of the vested portion of a share option.
(5) Includes 266,667 Ordinary Shares issuable upon exercise of the vested portion of a share option.
(6) Includes 207,000 Ordinary Shares issuable upon exercise of the vested portion of a share option.
(7) Includes 168,550 Ordinary Shares issuable upon exercise of the vested portion of a share option.
(8) Includes 139,600 Ordinary Shares issuable upon exercise of the vested portion of a share option.
(9) Excludes 1,996,898 Ordinary Shares owned by Bessemer Venture Partners III LP. Mr. Hardymon is a general partner of the general partner of Bessemer Venture Partners III LP.
(10) Includes 991,028 Ordinary Shares issuable upon exercise of the vested portions of share options but excludes shares owned by Bessemer Venture Partners III LP, of which Mr. Hardymon is a general partner of the general partner of Bessemer.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the discussion under the caption "Compensation Committee Interlocks and Insider Participation" relating to Mr. Christopher.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 1997

                             LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC



                             By:  /s/ Stephen E. Odom
                                  ----------------------------------------
                                  Stephen E. Odom, Chief Financial Officer