Form 10-Q
period 1997-07-31
LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC \ENGLAND\
filed 1997-09-15
CIK 1001539

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  [X]       No
    ------       ------

As of August 21, 1997, 26,040,964 Ordinary Shares of the Registrant's Common Stock, 10 pence par value, were issued and outstanding.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                                   FORM 10-Q

                                 JULY 31, 1997

                               TABLE OF CONTENTS

                                                                                             Page
PART I.    FINANCIAL INFORMATION
           Item 1.   Financial Statements
                     Consolidated Balance Sheet as of July 31, 1997 and April 30, 1997         3
                     Consolidated Statement of Operations for the three months ended
                     July 31, 1997 and July 31, 1996                                           4
                     Consolidated Statement of Cash Flows for the three months ended
                     July 31, 1997 and July 31, 1996                                           5
                     Notes to the Consolidated Financial Statements                            6

 Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               7

PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings                                                         10

           Item 6.   Exhibits and Reports on Form 8-K                                          10

           SIGNATURE                                                                           11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                           CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                   July 31,   April 30,
                                                     1997        1997
                                                   ---------  ----------
                                                  (unaudited)
                 Assets
                 ------

Current assets:
  Cash and cash equivalents                        $ 10,320    $  8,461
  Trade accounts receivable                           2,563       4,358
  Other current assets                                1,269       1,023
                                                   --------    --------
    Total current assets                             14,152      13,842
Furniture, fixture and equipment, net                 1,531       1,512
                                                   --------    --------
    Total assets                                   $ 15,683    $ 15,354
                                                   ========    ========

     Liabilities and shareholders' deficit
     -------------------------------------

Current liabilities:
  Current maturities of indebtedness               $    493    $    745
  Accounts payable                                      729         486
  Deferred revenue                                    4,073       3,534
  Accrued liabilities                                 5,220       5,778
  Executive Stock Option Trust indebtedness                         977
                                                   --------    --------
    Total current liabilities                        10,515      11,520
Indebtedness                                            178         238
Other liabilities                                     5,977       8,843
                                                   --------    --------
    Total liabilities                                16,670      20,601
                                                   --------    --------
Shareholders' deficit:
  Ordinary shares, 10 pence par value                 4,338       4,267
  Additional paid-in capital                         21,423      20,330
  Executive Stock Option Trust indebtedness                        (977)
  Cumulative translation adjustment                    (277)       (372)
  Accumulated deficit                               (26,471)    (28,495)
                                                   --------    --------
    Total shareholders' deficit                        (987)     (5,247)
                                                   --------    --------
Commitments and contingencies
                                                   --------    --------
    Total liabilities and shareholders' deficit    $ 15,683    $ 15,354
                                                   ========    ========

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)


                                                                Three months ended
                                                                     July 31,
                                                                ------------------
                                                                  1997      1996
                                                                -------   -------
Revenue:
  Product licenses                                              $ 4,050   $ 2,004
  Services                                                        1,848     3,250
                                                                -------   -------
   Total revenue                                                  5,898     5,254
                                                                -------   -------
Costs and expenses:
  Cost of product licenses                                           16        58
  Cost of services                                                  969     1,616
                                                                -------   -------
   Total cost of revenue                                            985     1,674
                                                                -------   -------
Gross margin                                                      4,913     3,580
                                                                -------   -------
Sales and marketing                                               2,447     4,522
Research and development                                          1,115     2,143
General and administrative                                          660     1,308
Recovery of restructuring charges                                (1,256)
                                                                -------   -------
  Total operating expenses                                        2,966     7,973
                                                                -------   -------
Operating income (loss)                                           1,947    (4,393)
Interest income                                                     107       123
Interest expense                                                    (30)      (34)
Other income (expense)                                                          4
                                                                -------   -------
Income (loss) from continuing operations before income taxes      2,024    (4,300)
Income taxes (benefit)
                                                                -------   -------
Net income (loss)                                               $ 2,024   $(4,300)
                                                                =======   =======

Income (loss) per Ordinary Share:                                 $0.08    $(0.17)
                                                                =======   =======
Income (loss) per ADS: (1)                                        $0.15    $(0.34)
                                                                =======   =======
Weighted average Ordinary and Ordinary Share
 equivalents outstanding                                         26,998    25,535
                                                                =======   =======

(1) Adjusted to reflect the ratio of one ADS to two Ordinary Shares.

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                         Three months ended
                                                             July 31,
                                                         ------------------
                                                           1997      1996
                                                         -------   --------
Cash flow from operating activities:-
 Net income (loss)                                       $ 2,024   $(4,300)
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
   Depreciation and amortization                             112       228
   Recovery of restructuring charges                      (1,256)
   Changes in current assets and liabilities:
     Trade accounts receivable                             1,795     4,554
     Other current assets                                   (246)      297
     Accounts payable                                        243      (469)
     Accrued restructuring                                (1,523)      (98)
     Accrued legal settlement                               (333)     (155)
     Other accrued liabilities                              (329)     (848)
     Deferred revenue                                        539     1,630
 Other noncurrent assets and liabilities, net                112       (71)
                                                         -------   -------
     Net cash provided by operating activities             1,138       768
                                                         -------   -------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment             (131)     (148)
                                                         -------   -------
     Net cash used by investing activities                  (131)     (148)
                                                         -------   -------
Cash flows from financing activities:
 Repayments of indebtedness                               (1,289)     (155)
 Sale of ESOT Ordinary Shares, net                         1,636
 Issuance of Ordinary Shares, net                            505       (39)
                                                         -------   -------
     Net cash provided (used) by financing activities        852      (194)
                                                         -------   -------
Increase in cash                                           1,859       426
Beginning cash and cash equivalents                        8,461    10,960
                                                         -------   -------
Ending cash and cash equivalents                         $10,320   $11,386
                                                         =======   =======


        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED
                                 JULY 31, 1997
                                   Unaudited


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual 10-K filed with the Securities and Exchange Commission on July 29, 1997.

NOTE 2 - SHAREHOLDERS' EQUITY:

In the period May 1, 1997 through July 31, 1997, options to purchase 340,401 Ordinary Shares at exercise prices of $0.72 to $1.63 per share were exercised. At July 31, 1997, there were options granted and outstanding to purchase 3,680,013 Ordinary Shares. The Company issued 89,842 Ordinary Shares to its employees on July 1, 1997 under the Employee Stock Purchase Plan.

NOTE 3 - EARNINGS PER SHARE AND COMMON EQUIVALENT SHARE:

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

NOTE 4 - RESTRUCTURING CHARGE:

In August 1996, the Board of Directors approved a plan to restructure the Company's operations. Under the approved plan, the Company recorded a restructuring charge of $17.6 million in the three months ending October 31, 1996. At July 31, 1997, the Company had approximately $7 million of the restructuring liabilities remaining. These primarily related to abandoned lease costs which will be paid out through the year 2014. During the three months ended July 31, 1997, the Company recorded a recovery of restructuring charges previously taken of $1.3 million related to the subleasing and/or buyout of various abandoned leases.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See Item 6 - Exhibit 99 "Important Factors Regarding Forward-Looking Statements" which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

In August 1996, the Board of Directors approved a plan to restructure the Company's operations and made certain changes to executive management. In connection with the Company's restructuring plan, the Company recorded a $17.6 million restructuring charge in the three months ended October 31, 1996. The restructuring charge was comprised primarily of lease costs, severance and other employee costs and impairment of certain operating assets, principally outside the U.S. Included in the restructuring was a shift in the Company's development and marketing efforts to focus substantially all its resources on the Company's Process Engineer product line, eliminating or substantially reducing its development and marketing investment in the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines product lines. The Company also discontinued its direct sales and service operations outside the US, replacing its non-U.S. operations with third-party distributor relationships. Also, the Company discontinued its telesales operations in the US.

During the three months ended July 31, 1997, the Company recorded a recovery of restructuring charges previously taken of $1.3 million related to the subleasing and/or buyout of various abandoned leases. The Company expects additional recoveries, primarily through sublease or other arrangements, however, there is no assurance that such recoveries will actually occur.

As a result of the significant changes in the business, the results of operations and financial position of the Company for the three months ended July 31, 1997, are substantially different than for the comparative prior period.


THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996

Total Revenue

Total revenue increased from $5.3 million in the three months ended July 31, 1996 to $5.9 million in the three months ended July 31, 1997. This increase was attributable to increased product revenue in the U.S. partially offset by a decrease in service revenue related to the discontinuance of direct service operations outside the U.S. and a decrease in maintenance revenue because of the sale of the Systems Engineer product line.

Product Licenses.    The Company's product license revenue in the three months
ended July 31, 1997 was predominantly related to its Process Engineer product line. Product license revenue increased 102% from $2.0 million in the three months ended July 31, 1996 to $4.1 million in the three months ended July 31, 1997. This increase is substantially attributable to increased product revenue in the U.S.

Services.   The Company provides maintenance and implementation services to its customers. Maintenance services include technical support and access to product upgrades when and if available. Implementation services include product installation, training and assisting customers with the effective deployment of LBMS products. Overall services revenue decreased 43% from $3.3 million for the three months ended July 31, 1996 to $1.8 million for the three months

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended July 31, 1997, primarily due to the elimination of the service operations outside the U.S. and an elimination of maintenance revenue from the Systems Engineer product line.

Cost of Revenue

Cost of Product Licenses.   Cost of product licenses consists of sublicense
fees, product media and duplication cost, manuals, packaging materials and shipping expenses. Cost of product licenses was $58,000 and $16,000 in the three month periods ended July 31, 1996 and 1997, respectively. The reduction is due to the elimination of third party license fees payable on sales of the Systems Engineer product.

Cost of Services. Cost of services consists primarily of personnel costs for implementation, training and customer support. Cost of services was $1.6 million and $1.0 million in the three months ended July 31, 1996 and 1997, respectively, resulting in a gross margin of 50% and 48% of the related service revenue in each respective period. The reduction in gross margin percentage predominately reflects the elimination of maintenance revenue from the Systems Engineer product line.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, travel and promotional expenses and related indirect costs. Sales and marketing expenses decreased 46% from $4.5 million, or 86% of total revenue, in the three months ended July 31, 1996 to $2.4 million, or 41% of total revenue, for the three months ended July 31, 1997. This decrease of $2.1 million is due to the elimination of sales and marketing costs outside the U.S.

Research and Development. Research and development expenses consist primarily of cost of research and development personnel and related indirect costs. Research and development expenses were $2.1 million, or 41% of total revenue, for the three months ended July 31, 1996 compared to $1.1 million, or 19% of total revenue for the three months ended July 31, 1997. The decrease in research and development expenses reflect the elimination or substantial reduction in development efforts related to the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines products. Development headcount and expenses related to the Process Engineer product line were increased in the three months ended July 31, 1997 compared to the three months ended July 31, 1996.

General and Administrative.   General and administrative expenses consist
primarily of salaries of financial, administrative and management personnel and related indirect costs. General and administrative expenses decreased 50% from $1.3 million for the three months ended July 31, 1996 to $0.7 million for the three months ended July 31, 1997. The decrease resulted from the elimination of general and administrative expenses outside the U.S. and a reduction of general and administrative expenses, principally leasehold costs, in the U.S.

Operating Income. The Company generated income from operations of $1.9 million, including a recovery of restructuring charges from previous periods of $1.3 million, in the three months ended July 31, 1997 compared to a loss from operations of $4.4 million for the comparable period in 1996.

Income taxes. The Company did not record an income tax expense for income recognized in the three month period ended July 31, 1997, due to prior period losses. For the three months ended July 31, 1996, no tax benefit was recognized due to the historical tax losses experienced; consequently, there was no assurance that the Company's operations would generate taxable income to utilize these losses.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

At July 31, 1997, the Company had cash and cash equivalents of $10.3 million and working capital of $3.6 million. The Company generated cash from operating activities of $1.1 million in the three months July 31, 1997.

The Company's investing activities consist primarily of purchases of equipment. The Company had capital expenditures of $0.1 million, in each of the three months ended July 31, 1997 and 1996. The Company does not currently have any significant capital commitments.

The Company has available lines of credit from a bank in the U.S. in the amounts of $2.5 million. Approximately $0.2 million was outstanding under this line of credit at July 31, 1997. This credit facility requires the Company to comply with certain restrictive covenants and maintain certain financial ratios. At July 31, 1997, the Company was in violation of certain restrictive covenants and obtained a waiver from the Bank. In June 1997, the Company's Executive Stock Option Trust repaid approximately $1 million of indebtedness to a Bank with proceeds from the sale of the shares held by the Trust and consequently, the Company was released from its guarantee of that indebtedness.

The Company believes that its existing cash will be adequate to finance its operations for at least the next 12 months.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 128 " Earnings per Share" (SFAS
128) which becomes effective for periods ending after December 15, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts must be restated under the new standard when it becomes effective.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accoounting Standards No. 130, "Reporting for Comprehensive Income" and No. 131 "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

The American Institute of Certified Public Accountants has issued an exposure draft to amend the provisions of Statement of Position 91-1, "Software Revenue Recognition." The adoption of the standards in the current version of the exposure draft will not have a significnat impact on the Company's results of operations or financial position.

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


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule.

     99   Important Factors Regarding Forward-Looking Statements.

(b)  Reports on Form 8-K

     Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 0r 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 1997         LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                                 By: /s/ Michael S. Bennett
                                     ----------------------
                                     Michael S. Bennett, Chief Executive Officer



                                 By: /s/ Stephen E. Odom
                                     -------------------
                                     Stephen E. Odom, Chief Financial Officer
                                      and Senior Vice President - Finance
                                      and Administration