Form 10-Q
period 1997-10-31
LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC \ENGLAND\
filed 1997-12-11
CIK 1001539

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997
                                            or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]


As of November 30, 1997, 26,127,628 Ordinary Shares of the Registrant's Common Stock, 10 pence par value, were issued and outstanding.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                                   FORM 10-Q

                               OCTOBER 31, 1997

                               TABLE OF CONTENTS


                                                                            Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheet as of October 31, 1997
                   and April 30, 1997                                          3

                   Consolidated Statement of Operations for the three and
                   six months ended October 31, 1997 and October 31, 1996      4

                   Consolidated Statement of Cash Flows for the six months
                   ended October 31, 1997 and October 31, 1996                 5

                   Notes to the Consolidated Financial Statements              6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         7

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                          11

          Item 6.  Exhibits and Reports on Form 8-K                           11

          SIGNATURE                                                           12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                          CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                  October 31,   April 30,
                                                      1997         1997
                                                  ------------  ----------
                                                  (unaudited)   (audited)
                 Assets
                 ------

Current assets:
  Cash and cash equivalents                          $  9,335    $  8,461
  Trade accounts receivable                             4,230       4,358
  Other current assets                                  1,114       1,023
                                                     --------    --------
   Total current assets                                14,679      13,842
Furniture, fixture and equipment, net                   1,526       1,512
                                                     --------    --------

   Total assets                                      $ 16,205    $ 15,354
                                                     ========    ========

     Liabilities and shareholders' equity (deficit)
     ----------------------------------------------

Current liabilities:
  Current maturities of indebtedness                 $    165    $    745
  Accounts payable                                        698         486
  Deferred revenue                                      3,243       3,534
  Accrued liabilities                                   5,585       5,778
  Executive Share Option Trust indebtedness                           977
                                                     --------    --------
   Total current liabilities                            9,691      11,520
Indebtedness                                              211         238
Other liabilities                                       6,166       8,843
                                                     --------    --------
   Total liabilities                                   16,068      20,601
                                                     --------    --------
Shareholders' equity (deficit):
  Ordinary shares, 10 pence par value                   4,351       4,267
  Additional paid-in capital                           21,500      20,330
  Executive Share Option Trust indebtedness                          (977)
  Cumulative translation adjustment                      (401)       (372)
  Accumulated deficit                                 (25,313)    (28,495)
                                                     --------    --------
   Total shareholders' equity (deficit)                   137      (5,247)
                                                     --------    --------
Commitments and contingencies                        --------    --------

   Total liabilities and shareholders'
     equity (deficit)                                $ 16,205    $ 15,354
                                                     ========    ========


        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)


                                                             Three months ended             Six months ended
                                                                  October 31,                  October 31,
                                                                  -----------                  -----------
                                                             1997               1996        1997          1996
                                                             ----               ----        ----          ----
Revenue:
  Product licenses                                         $ 4,702           $  2,757       $ 8,752      $  4,761
  Services                                                   1,831              2,095         3,679         5,345
                                                           -------           --------       -------      --------
   Total revenue                                             6,533              4,852        12,431        10,106
                                                           -------           --------       -------      --------
Costs and expenses:
  Cost of product licenses                                      22                 11            38            69
  Cost of services                                             842                921         1,811         2,537
                                                           -------           --------       -------      --------
   Total cost of revenue                                       864                932         1,849         2,606
                                                           -------           --------       -------      --------
Gross margin                                                 5,669              3,920        10,582         7,500
                                                           -------           --------       -------      --------
Sales and marketing                                          2,850              2,217         5,297         6,739
Research and development                                     1,129              1,016         2,244         3,159
General and administrative                                     648                578         1,308         1,886
Restructuring charge (recovery)                                                17,621        (1,256)       17,621
                                                           -------           --------       -------      --------
  Total operating expenses                                   4,627             21,432         7,593        29,405
                                                           -------           --------       -------      --------
Operating income (loss)                                      1,042            (17,512)        2,989       (21,905)
Interest income                                                126                119           233           242
Interest expense                                               (10)               (35)          (40)          (69)
Other income (expense)                                                             11                          15
                                                           -------           --------       -------      --------
Income (loss) before income taxes                            1,158            (17,417)        3,182       (21,717)
Income taxes (benefit)
                                                           -------           --------       -------      --------

Net Income (loss)                                          $ 1,158           $(17,417)      $ 3,182      $(21,717)
                                                           =======           ========       =======      ========
Income (loss) per Ordinary Share:                            $0.04             $(0.68)        $0.12        $(0.85)
                                                           =======           ========       =======      ========
Income (loss) per ADS: (1)                                   $0.09             $(1.36)        $0.24        $(1.70)
                                                           =======           ========       =======      ========

Weighted average Ordinary and Ordinary Share
 equivalents outstanding                                    26,321             25,539        26,207        25,537
                                                           =======           ========       =======      ========

(1) Adjusted to reflect the ratio of one ADS to two Ordinary Shares.



        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                    Six months ended
                                                                       October 31,
                                                                    ----------------
                                                                 1997              1996
                                                               -------           --------
Cash flow from operating activities:-
 Net income (loss)                                             $ 3,182           $(21,717)
 Adjustments to reconcile net income (loss) to cash
  used by operating activities:
   Depreciation and amortization                                   225                303
   Write-off/(recovery) of net assets from restructuring        (1,256)             2,894
   Changes in current assets and liabilities, net of
    the effect of net asset write-offs from restructuring:
     Trade accounts receivable                                     128              3,835
     Other current assets                                          (91)               916
     Accounts payable                                              212               (390)
     Accrued restructuring                                      (1,647)            10,583
     Accrued legal settlement                                     (333)              (155)
     Other accrued liabilities                                     157               (302)
     Deferred revenue                                             (291)             1,273
   Other noncurrent assets and liabilities, net                    180               (593)
                                                               -------           --------
     Net cash provided (used) by operating activities              466             (3,353)
                                                               -------           --------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment                   (239)              (187)
                                                               -------           --------
     Net cash used by investing activities                        (239)              (187)
                                                               -------           --------
Cash flows from financing activities:
 Repayments of indebtedness                                     (1,584)              (318)
 Sale of ESOT Ordinary Shares, net                               1,636
 Issuance of Ordinary Shares, net                                  595                (39)
                                                               -------           --------
     Net cash provided (used) by financing activities              647               (357)
                                                               -------           --------
Increase (decrease) in cash                                        874             (3,897)
Beginning cash and cash equivalents                              8,461             10,960
                                                               -------           --------

Ending cash and cash equivalents                               $ 9,335           $  7,063
                                                               =======           ========


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

NOTE 2 - SHAREHOLDERS' EQUITY:

In the period May 1, 1997 through October 31, 1997, options to purchase 413,178 Ordinary Shares at exercise prices of 0.4425 to 0.76 Pounds Sterling per share were exercised. At October 31, 1997, there were options outstanding to purchase 4,407,959 Ordinary Shares. In November 1997, the shareholders formally approved an amendment to the 1996 Stock Option Plan (the Plan) to increase the maximum number of shares available in the Plan by 1.5 million Ordinary Shares.

In June 1997, the Company's Executive Share Option Trust completed a Private Placement for 988,240 of restricted Ordinary Shares of the Company and repaid approximately $1.0 million of indebtedness to a Bank with proceeds from the sale; consequently, the Company was released from its guarantee of that indebtedness. The Company recognized an increase of $0.7 million in Additional Paid in Capital which represents the net proceeds of the sale after the repayment of indebtedness and transaction cost. The Company also issued 89,842 Ordinary Shares to its employees on July 1, 1997 under the Employee Stock Purchase Plan.

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

NOTE 4 - RESTRUCTURING CHARGE:

In August 1996, the Board of Directors approved a plan to restructure the Company's operations. Under the approved plan, the Company recorded a restructuring charge of $17.6 million in the three months ending October 31, 1996. At October 31, 1997, the Company had approximately $7.0 million of the restructuring liabilities remaining. These primarily related to abandoned lease costs which will be paid out through the year 2014. During the six months ended October 31, 1997, the Company recorded a recovery of restructuring charges previously taken of $1.3 million related to the subleasing and/or buyout of various abandoned leases.

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

During the six months ended October 31, 1997, the Company recorded a recovery of restructuring charges previously taken of $1.3 million related to the subleasing and/or buyout of various abandoned leases. The Company expects additional recoveries, primarily through sublease or other arrangements; however, there is no assurance that such recoveries will actually occur.

As a result of the significant changes in the business, the results of operations and financial position of the Company for the six months ended October 31, 1997, are substantially different than for the comparative prior period.

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

Total Revenue

Total revenue increased 35% from $4.9 million in the three months ended October 31, 1996 to $6.5 million in the three months ended October 31, 1997. This increase was attributable to increased product sales in the U.S. partially offset by a decrease in service revenue related to a decrease in maintenance revenue because of the sale of the Systems Engineer product line.

Product Licenses. Product license revenue increased 71% from $2.8 million in the three months ended October 31, 1996 to $4.7 million in the three months ended October 31, 1997. This increase is attributable to increased product sales in the U.S.

Services.   The Company provides maintenance and implementation services to its customers. Maintenance services include technical support and access to product upgrades when and if available. Implementation services include product installation, training and assisting customers with the effective deployment of LBMS products. Overall services revenue decreased 13% from $2.1 million for the three months ended October 31, 1996 to $1.8 million for the three months ended October 31, 1997, primarily due to a decrease in maintenance revenue because of the sale of the Systems

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Engineer product line.

Cost of Revenue

Cost of Product Licenses.   Cost of product licenses consists of sublicense
fees, product media and duplication cost, manuals, packaging materials and shipping expenses. Cost of product licenses was $11,000 and $22,000 in the three month periods ended October 31, 1996 and 1997, respectively.

Cost of Services. Cost of services consists primarily of personnel costs for implementation, training and customer support. Cost of services was $0.9 million and $0.8 million in the three months ended October 31, 1996 and 1997, respectively, resulting in a gross margin of 56% and 54% of the related service revenue in each respective period. The reduction in gross margin percentage primarily relates to a decrease in maintenance revenue from the Systems Engineer product line.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, travel and promotional expenses and related indirect costs. Sales and marketing expenses increased 29% from $2.2 million, or 46% of total revenue, in the three months ended October 31, 1996 to $2.9 million, or 44% of total revenue, for the three months ended October 31, 1997. The increase of $0.7 million is primarily related to increased commissions due to increased license revenue and an increase in discretionary marketing expense.

Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and related indirect costs. Research and development expenses were $1.0 million, or 21% of total revenue, for the three months ended October 31, 1996 compared to $1.1 million, or 17% of total revenue for the three months ended October 31, 1997.

General and Administrative.   General and administrative expenses consist
primarily of salaries of financial, administrative and management personnel and related indirect costs. General and administrative expenses increased 12% for the three months ended October 31, 1997 in comparison to the 1996 period. The increase primarily resulted from additional expenses to support the Company's recruiting efforts, including the addition of a director of human resources, and increased depreciation related to capital additions, principally computer equipment.

Operating Income. The Company generated income from operations of $1.0 million, in the three months ended October 31, 1997 compared to income from operations of $0.1 million before a restructuring charge of $17.6 million for the comparable period in 1996.

Income taxes. The Company did not record an income tax expense for income recognized in the three month period ended October 31, 1997, due to prior period losses. For the three months ended October 31, 1996, no tax benefit was recognized due to the historical tax losses experienced; consequently, there was no assurance that the Company's operations would generate taxable income to utilize these losses.

SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1996

Total Revenue

Total revenue increased 23% from $10.1 million in the six months ended October 31, 1996 to $12.4 million in the six months ended October 31, 1997. This increase was attributable to increased product sales in the U.S. partially offset by a decrease in service revenue related to the discontinuance of direct service operations outside the U.S. and a decrease in maintenance revenue because of the sale of the Systems Engineer product line.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Product Licenses. Product license revenue increased 84% from $4.8 million in the six months ended October 31, 1996 to $8.8 million in the six months ended October 31, 1997. This increase is attributable to increased product sales in the U.S.

Services.   The Company provides maintenance and implementation services to its customers. Maintenance services include technical support and access to product upgrades. Implementation services include product installation, training and assisting customers with the effective deployment of LBMS products. Overall services revenue decreased 31% from $5.3 million for the six months ended October 31, 1996 to $3.7million for the six months ended October 31, 1997, due to the decrease in service revenue related to the discontinuance of direct service operations outside the U.S. and a decrease in maintenance revenue because of the sale of the Systems Engineer product line.

Cost of Revenue

Cost of Product Licenses.   Cost of product licenses consists of sublicense
fees, product media and duplication cost, manuals, packaging materials and shipping expenses. Cost of product licenses was $69,000 and $38,000 for the six month periods ending October 31, 1996 and 1997, respectively.

Cost of Services. Cost of services consists primarily of personnel costs for implementation, training and customer support. Cost of services was $2.5 million and $1.8 million in the six months ended October 31, 1996 and 1997, respectively, resulting in a gross margin of 53% and 51% of the related service revenue in each respective period. The reduction of the gross margin percentage predominately reflects the reduction in maintenance revenue as a percentage of total service revenue due to the sale of the Systems Engineer product line.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, travel and promotional expenses and related indirect costs. Sales and marketing expenses decreased 21% from $6.7 million, or 67% of total revenue, in the six months ended October 31, 1996 to $5.3 million, or 43% of total revenue, for the six months ended October 31, 1997. This decrease of $1.4 million is due to the elimination of sales and marketing costs outside the U.S.

Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and related indirect costs. Research and development expenses were $3.2 million, or 31% of total revenue, for the six months ended October 31, 1996 compared to $2.2 million, or 18% of total revenue for the six months ended October 31, 1997. The decrease in research and development expenses reflect the elimination or substantial reduction in development efforts related to the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines products beginning in the three months ended October 31, 1996 . Development headcount and expenses related to the Process Engineer product line were increased in the six months ended October 31, 1997 compared to the six months ended October 31, 1996.

General and Administrative.   General and administrative expenses consist
primarily of salaries of financial, administrative and management personnel and related indirect costs. General and administrative expenses decreased 31% from $1.9 million for the six months ended October 31, 1996 to $1.3 million for the six months ended October 31, 1997. The decrease resulted from the elimination of general and administrative expenses outside the U.S. beginning with the three months ended October 31. 1996.

Operating Income. The Company generated operating income of $3.0 million, including the benefit of a $1.3 million recovery of a previously recorded restructuring charge, compared to a loss from operations of $21.9 million, including a restructuring charge of $17.6 million, for the comparable period in 1996.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Income taxes. The Company did not record an income tax expense for income recognized in the six month period ended October 31, 1997, due to prior period losses. During the six month period ended October 31, 1996, the Company did not record a tax benefit related to the Company's losses because such benefit could not be recognized, under the liability method, until future taxable income is reasonably assured.

Liquidity and Capital Resources
-------------------------------

At October 31, 1997, the Company had cash and cash equivalents of $9.3 million and working capital of $5.0 million. The Company generated approximately $2.5 million in cash from operations for the six months ended October 31, 1997 before payments of approximately $2.0 million related to the Company's restructuring activities and legal settlement.

The Company's investing activities consist primarily of purchases of equipment. The Company had capital expenditures of $0.2 million for the six months ended October 31, 1997, substantially the same as the prior year comparable period. The Company does not currently have any significant capital commitments.

The Company has an available line of credit from a bank in the U.S. in the amount of $2.5 million. During the six months ended October 31, 1997, the Company repaid approximately $0.25 million outstanding under the line of credit. This credit facility requires the Company to comply with certain restrictive covenants and maintain certain financial ratios. At July 31, 1997, the Company was in violation of certain restrictive covenants and obtained a waiver from the Bank. In September 1997, the Company renewed its credit facilities and modified certain of the restrictive covenants and financial ratios requirements. As of October 31, 1997 and November 30, 1997, the Company was in compliance with all credit facility covenants.

In June 1997, the Company's Executive Share Option Trust repaid approximately $1 million of indebtedness to a Bank with proceeds from the sale of the shares held by the Trust; consequently, the Company was released from its guarantee of that indebtedness.

The Company believes that its existing cash will be adequate to finance its operations for at least the next 12 months.

See Exhibit 99 for further discussions about potential risk factors.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 128 " Earnings per Share" (SFAS
128) which becomes effective for periods ending after December 15, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts must be restated under the new standard when it becomes effective. The Company has not yet analyzed the impact of adopting this statement.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting for Comprehensive Income" and No. 131 "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

The American Institute of Certified Public Accountants has issued a new Statement of Position to amend the provisions of Statement of Position 91-1, "Software Revenue Recognition." The adoption of this standard will not have a significant impact on the Company's results of operations or financial position.

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

ITEM 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

       10 Employment Agreement with Michael S. Bennett as  Chief Executive
          Officer
       27 Financial Data Schedule
       99 Important Factors Regarding Forward-Looking Statements.

(b)  Reports on Form 8-K

     Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 1997        LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


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