Form 10-Q
period 1998-01-31
LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC \ENGLAND\
filed 1998-03-16
CIK 1001539

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998
                                      or


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

     As of February 28, 1998, 26,290,159 Ordinary Shares of the Registrant's Stock, 10 pence par value, were issued and outstanding.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                                   FORM 10-Q

                               JANUARY 31, 1998

                               TABLE OF CONTENTS


                                                                            Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheet as of January 31, 1998
                   and April 30, 1997                                          3

                   Consolidated Statement of Operations for the three
                   and nine months ended January 31, 1998 and
                   January 31, 1997                                            4

                   Consolidated Statement of Cash Flows for the nine
                   months ended January 31, 1998 and January 31, 1997          5

                   Notes to the Consolidated Financial Statements              6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                          15

          Item 4.  Submission of Matters to a Vote of Security Holders        15

          Item 6.  Exhibits and Reports on Form 8-K                           17

          SIGNATURE                                                           18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                          CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              January 31,   April 30,
                                                                1998          1997
                                                                ----          ----
                                                             (unaudited)
                          Assets
Current assets:
  Cash and cash equivalents                                    $ 10,321    $  8,461
  Trade accounts receivable, net                                  2,035       4,358
  Other current assets                                            1,005       1,023
                                                               --------    --------
    Total current assets                                         13,361      13,842
Furniture, fixture and equipment, net                             1,575       1,512
                                                               --------    --------
    Total assets                                               $ 14,936    $ 15,354
                                                               ========    ========

       Liabilities and shareholders' equity (deficit)

Current liabilities:
  Current maturities of indebtedness                           $    165    $    745
  Accounts payable                                                  664         486
  Deferred revenue                                                3,265       3,534
  Accrued liabilities                                             3,992       5,778
  Executive Stock Option Trust indebtedness                                     977
                                                               --------    --------
    Total current liabilities                                     8,086      11,520
Indebtedness                                                        160         238
Other liabilities                                                 5,928       8,843
                                                               --------    --------
    Total liabilities                                            14,174      20,601
                                                               --------    --------
Shareholders' equity (deficit):
  Ordinary shares, 10 pence par value                             4,380       4,267
  Additional paid-in capital                                     21,753      20,330
  Executive Stock Option Trust indebtedness                                    (977)
  Cumulative translation adjustment                                (271)       (372)
  Accumulated deficit                                           (25,100)    (28,495)
                                                               --------    --------
    Total shareholders' equity (deficit)                            762      (5,247)
                                                               --------    --------
Commitments and contingencies
                                                               --------    --------
    Total liabilities and shareholders' equity (deficit)       $ 14,936    $ 15,354
                                                               ========    ========

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                                            Three months ended       Nine months ended
                                                                                January 31,              January 31,
                                                                            ------------------        -----------------
                                                                            1998          1997        1998         1997
                                                                            ----          ----        ----         ----
Revenue:
  Product licenses                                                          $3,226       $ 3,402     $11,978     $  8,163
  Services                                                                   2,052         2,165       5,731        7,510
                                                                            ------       -------     -------     --------
   Total revenue                                                             5,278         5,567      17,709       15,673
                                                                            ------       -------     -------     --------
Costs and expenses:
  Cost of product licenses                                                      15            54          53          123
  Cost of services                                                             975           826       2,786        3,363
                                                                            ------       -------     -------     --------
   Total cost of revenue                                                       990           880       2,839        3,486
                                                                            ------       -------     -------     --------
Gross margin                                                                 4,288         4,687      14,870       12,187
                                                                            ------       -------     -------     --------
Sales and marketing                                                          2,426         2,395       7,723        9,134
Research and development                                                     1,418         1,104       3,662        4,263
General and administrative                                                     675           584       1,983        2,470
Restructuring charge (benefit)                                                (234)       (3,512)     (1,490)      14,109
                                                                            ------       -------     -------     --------
  Total operating expenses                                                   4,285           571      11,878       29,976
                                                                            ------       -------     -------     --------
Operating income (loss)                                                          3         4,116       2,992      (17,789)
Interest income                                                                119            85         352          327
Interest expense                                                                (9)          (26)        (49)         (95)
Other income                                                                                                           15
                                                                            ------       -------     -------     --------
Income (loss) from continuing operations before income taxes                   113         4,175       3,295      (17,542)
Income tax benefit                                                             100           150         100          150
                                                                            ------       -------     -------     --------
Net Income (loss)                                                           $  213       $ 4,325     $ 3,395     $(17,392)
                                                                            ======       =======     =======     ========

Operating income (loss) per Ordinary Share:                                 $ 0.00        $  0.16    $  0.11     $  (0.70)
                                                                            ======        =======    =======     ========
Operating income (loss) per Ordinary Share
 - assuming dilution:                                                       $ 0.00        $  0.16    $  0.11     $  (0.70)
                                                                            ======        =======    =======     ========
Net income (loss) per Ordinary Share:                                       $ 0.01        $  0.17    $  0.13     $  (0.68)
                                                                            ======        =======    =======     ========
Net income (loss) per Ordinary Share - assuming dilution:                   $ 0.01        $  0.16    $  0.12     $  (0.68)
                                                                            ======        =======    =======     ========

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  Nine months ended
                                                                      January 31,
                                                                ------------------------
                                                                1998                1997
                                                                ----                ----
Cash flow from operating activities:-
 Net income (loss)                                             $ 3,395            $(17,392)
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
   Depreciation and amortization                                   337                 378
   Write-off/(recovery) of net assets from restructuring        (1,490)              1,412
   Changes in current assets and liabilities, net of
    the effect of net assets write-offs from restructuring:
     Trade accounts receivable                                   2,323               3,869
     Other current assets                                           18               1,058
     Accounts payable                                              178              (1,142)
     Accrued restructuring                                      (1,941)             10,024
     Accrued legal settlement                                     (672)               (665)
     Other accrued liabilities                                    (684)               (431)
     Deferred revenue                                             (269)              1,959
   Other noncurrent assets and liabilities, net                    187                (628)
                                                               -------            --------
     Net cash provided (used) by operating activities            1,382              (1,558)
                                                               -------            --------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment                   (400)               (227)
                                                               -------            --------
     Net cash used by investing activities                        (400)               (227)
                                                               -------            --------
Cash flows from financing activities:
 Repayments of indebtedness                                     (1,635)               (432)
 Sale of ESOT Ordinary Shares, net                               1,636
 Issuance of Ordinary Shares, net                                  877                 (28)
                                                               -------            --------
     Net cash provided (used) by financing activities              878                (460)
                                                               -------            --------
Increase (decrease) in cash                                      1,860              (2,245)
Beginning cash and cash equivalents                              8,461              10,960
                                                               -------            --------
Ending cash and cash equivalents                               $10,321            $  8,715
                                                               =======            ========

        The accompanying notes are an integral part of this statement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE NINE MONTHS ENDED
                               JANUARY 31, 1998
                                   UNAUDITED

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

NOTE 2 - SHAREHOLDERS' EQUITY:

In the period May 1, 1997 through January 31, 1998, options to purchase 534,479 Ordinary Shares at exercise prices of $0.69 to $1.50 per share were exercised. At January 31, 1998, there were options to purchase 4,370,491 Ordinary Shares. In November 1997, the shareholders formally approved an amendment to the 1996 Stock Option Plan (the Plan) to increase the maximum number of shares available in the Plan by 1.5 million Ordinary Shares.

In June 1997, the Company's Executive Share Option Trust (the Trust) completed a Private Placement for 988,240 of restricted Ordinary Shares of the Company and repaid approximately $1.0 million of indebtedness to a Bank with proceeds from the sale; consequently, the Company was released from its guarantee of the indebtedness. The Company recognized an increase of $0.7 million in Additional Paid in Capital which represents the net proceeds of the sale after the repayment of indebtedness and transaction cost.

The Company issued 144,960 Ordinary Shares and the Trust issued 36,000 Ordinary Shares to the Company's employees during the nine months ended January 31, 1998 under the Employee Stock Purchase Plan. Consequently, the Company recognized an increase to its equity accounts of $0.3 million.

NOTE 3 - EARNINGS PER ORDINARY SHARE:

Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS
128) became effective for periods ending after December 15, 1997. SFAS 128 requires the presentation of basic and diluted EPS and EPS amounts reported for previous periods are to be restated. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of Ordinary Shares outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of Ordinary Shares outstanding adjusted to reflect options, to the extent they are dilutive, less the number of shares that

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE NINE MONTHS ENDED
                               JANUARY 31, 1998
                                   UNAUDITED


could have been repurchased with the exercise proceeds using the treasury stock method. The EPS calculations below are in thousands except for per share information and all prior periods have been restated to comply with SFAS 128:

                                                  Basic     Net effect of    Diluted
                                                 Earnings   dilutive share   Earnings
                                                Per Share      options      Per Share
                                                ---------      -------      ---------
For the three months ended January 31, 1998:
 Net income                                     $     213            -      $     213
 Ordinary Shares                                   26,179        1,808         27,987
                                                ---------                   ---------
                                                $    0.01                   $    0.01
                                                =========                   =========

For the three months ended January 31, 1997:
 Net income                                     $   4,325            -      $   4,325
 Ordinary Shares                                   25,555          780         26,335
                                                ---------                   ---------
                                                $    0.17                   $    0.16
                                                =========                   =========

For the nine months ended January 31, 1998:
 Net income                                     $   3,395            -      $   3,395
 Ordinary Shares                                   26,036        1,808         27,844
                                                ---------                   ---------
                                                $    0.13                   $    0.12
                                                =========                   =========

For the nine months ended January 31, 1997:
 Net loss                                        ($17,392)           -      $ (17,392)
 Ordinary Shares                                   25,543            -         25,543
                                                ---------                   ---------
                                                $   (0.68)                  $   (0.68)
                                                =========                   =========

NOTE 4 - RESTRUCTURING CHARGE/BENEFIT:

In August 1996, the Board of Directors approved a plan to restructure the Company's operations. Under the approved plan, the Company recorded a restructuring charge of $17.6 million in the three months ending October 31, 1996. During the nine months ended January 31, 1998, the Company recorded a restructuring benefit of $1.5 million related to the subleasing and/or buy out of various abandoned leases. At January 31, 1998, the Company

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE NINE MONTHS ENDED
                               JANUARY 31, 1998
                                   UNAUDITED


had approximately $6.4 million of the restructuring liabilities remaining. These primarily relate to abandoned lease costs which will be paid out through the year 2014. Minimum lease commitments for the abandoned leases before existing subleases for fiscal years ending April 30 are as follows:


                        1998           $  244
                        1999              965
                        2000              763
                        2001              606
                        2002              403
                        Thereafter      4,531
                                       ------
                                       $7,512
                                       ======

Sublease income from noncancellable sublease agreements related to the rental agreements which have been abandoned for fiscal years ending April 30 are as follows:

                        1998           $115
                        1999            428
                        2000            262
                        2001            225
                        2002             46
                        Thereafter       --
                                    -------
                                    $ 1,076
                                    =======


NOTE 4 - LITIGATION:

On January 22, 1998, the Company filed a lawsuit in the District Court of Harris County, Texas, against Find I.T., N.V., a Belgian company ("Find IT"). The lawsuit seeks a declaratory judgement that the Company is not bound by certain terms in an October 20, 1997 Heads of Agreement between the Company and Find IT. The Heads of Agreement describes a proposal under which Find IT would assist the Company in managing aspects of its product distribution in Europe, the Middle East and Africa. The document provided that the parties would seek to negotiate a formal agreement and stated specifically that section describing the proposed distribution arrangement was not binding and enforceable. Find IT has, nevertheless, asserted that these operative terms of the Heads of Agreement are binding and that Company has breached its obligations, in part through entering into its arrangements with PLATINUM described elsewhere in this Report. In correspondence, Find IT has asserted that the Company is liable to Find IT in the amount of approximately $2.5 million. The Company vigorously disputes this, and its lawsuit requests a declaration by the court that the Company is not bound by the business proposal described in the Heads of Agreement and has no liability to Find IT.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

When used in this discussion, the words "believes", " anticipated", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See Item 6 - Exhibit 99 "Important Factors Regarding Forward-Looking Statements" which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

On January 3, 1998, the Company entered into a definitive agreement under which Platinum technology, inc. (Platinum) would acquire the Company. Under the proposed acquisition, Platinum will issue its common stock in exchange for all the outstanding Ordinary Shares and share equivalents of the Company at the fixed exchange rate of .1047 Platinum shares for each of the Company's Ordinary shares. The proposed acquisition is structured to be accounted for as a pooling
of interest.   In connection with the proposed acquisition, the Company and
Platinum entered into a cross licensing agreement under which the Companies have distribution rights to the other's respective process management product lines. The acquisition is subject to legal and regulatory conditions customary in such agreements and to the approval of the Company's shareholders.

The Company's management believes that the announcement of the proposed acquisition resulted in the Company recording lower license revenue for the month of January 1998, normally the strongest revenue month of the third quarter, than anticipated prior to the acquisition announcement. The reduction in license revenue the Company experienced in January 1998 could continue into the Company's fiscal fourth quarter, negatively effecting operating results. If the proposed acquisition is delayed or not completed, LBMS' revenue and operating results could be negatively effected in future periods. Further, potential uncertainty due to a delay or failure to complete the proposed acquisition could result in an inability to retain and attract key employees, which would also adversely effect the Company.

In August 1996, the Board of Directors approved a plan to restructure the Company's operations which resulted in the Company recording a $17.6 million restructuring charge in the three months ended October 31, 1996. The charge was comprised of lease costs, severance and other employee costs and impairment of certain operating assets, principally outside the U.S. Included in the restructuring was a shift in the Company's development and marketing efforts to focus substantially all its resources on the Company's Process Engineer product line, eliminating or substantially reducing its development and marketing investment in other product lines. The Company also discontinued its direct sales and service operations outside the U.S., replacing its non-U.S. operations with third-party distributor relationships.

During the nine months ended January 31, 1998 and 1997, the Company recorded recoveries of restructuring charges previously taken of $1.5 and $3.5 million, respectively. Approximately $2.1 million of the recoveries represented proceeds from the sale of the Systems Engineer product line and the remainder related to the subleasing

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and/or buy out of various abandoned leases. The Company expects additional recoveries, primarily through sublease or other arrangements; however, there is no assurance that such recoveries will actually occur.

As a result of the significant changes in the business and the impacts of the proposed acquisition, the results of operations and financial position of the Company for the periods ended January 31, 1998, are substantially different than for the comparative prior periods.

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

Total Revenue

Total revenue decreased 5.2% from $5.6 million in the three months ended January 31, 1997 to $5.3 million in the three months ended January 31, 1998. This decrease is attributed to licenses revenue being lower than anticipated as a result of the announcement of a proposed acquisition of the Company by Platinum and the elimination of Systems Engineer maintenance revenue with the sale of the Systems Engineer product line in December 1996.

Product Licenses.    Product license revenue decreased 5.2% from $3.4 million in the three months ended January 31, 1997 to $3.2 million in the three months ended January 31, 1998. This decrease is attributed to licenses revenue being lower than anticipated as a result of the announcement of a proposed acquisition of the Company by Platinum. This decline reflects a reduction in the number of licenses sold.

Services.   The Company provides maintenance and implementation services to its customers. Maintenance services include technical support and access to product upgrades. Implementation services include product installation, training and assisting customers with the effective deployment of LBMS products. Overall services revenue decreased 5.2% from $2.2 million for the three months ended January 31, 1997 to $2.1 million for the three months ended January 31, 1998, due to a reduction in maintenance revenue as a result of the sale of the Systems Engineer product line in December 1996 partially offset by an increase in implementation revenue due to an increase in service personnel in the U.S.

Cost of Revenue

Cost of Product Licenses.   Cost of product licenses consists of sublicense
fees, product media and duplication cost, manuals, packaging materials and shipping expenses. Cost of product licenses was $54,000 and $15,000 in the three months ended January 31, 1997 and 1998, respectively. The decrease is the result of a change in the mix of products from products with license fees payable to a third party licenser to products without such third party fees.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cost of Services. Cost of services consists primarily of personnel costs for implementation, training and customer support. Cost of services was $0.8 million and $1 million in the three months ended January 31, 1997 and 1998, respectively, resulting in a gross margin of 62% and 52% of the related service revenue in each respective period. The reduction in gross margin percentage predominately reflects the elimination of maintenance revenue from the Systems Engineer product line which was sold in December 1996 and an increase in employee and related recruiting costs due to the addition of service personnel in the U.S.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, travel and promotional expenses and related indirect costs. Sales and marketing expenses remained flat at $2.4 million, or 43% of total revenue, in the three months ended January 31, 1997 and 46% of total revenue, for the three months ended January 31, 1998. The increase in sales and marketing as a percentage of total revenue is due to the reduction in license revenue in the three months ended January 31, 1998.

Research and Development. Research and development (R & D) expenses consist primarily of cost of research and development personnel and related indirect costs. R & D expenses were $1.1 million, or 20% of total revenue, for the three months ended January 31, 1997 compared to $1.4 million, or 27% of total revenue for the three months ended January 31, 1998. The increase in R & D expenses reflects the Company's additional investment in personnel and contracted development cost related to its Process Engineer product line.

General and Administrative.   General and administrative expenses consist
primarily of salaries of financial, administrative and management personnel and related indirect costs. General and administrative expenses increased 15% from $0.6 million for the three months ended January 31, 1997 to $0.7 million for the three months ended January 31, 1998. The increase primarily resulted from additional expenses to support the Company's recruiting efforts, including the addition of a director of human resources, and the expansion of facilities and related costs in Austin, Texas.

Operating Income. The Company generated income from operations of $3,000 in the three months ended January 31, 1998 compared to $4.1 million for the comparable period in 1997. This decrease is attributed to license revenue being lower than anticipated as a result of the announcement of a proposed acquisition of the Company by Platinum, the elimination of Systems Engineer maintenance revenue with the sale of the Systems Engineer product line in December 1996 and the reduction in restructuring benefit from $3.5 million in the three months ended January 31, 1997 to $0.2 million for the 1998 comparable period.

Income taxes. During the three month period ended January 31, 1998, the Company recorded a tax refund of $0.1 million compared to $0.15 million for the three month period ended January 31, 1997. Both refunds are related to the recovery of taxes paid in prior years.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1997

Total Revenue

Total revenue increased 13% from $15.7 million in the nine months ended January 31, 1997 to $17.7 million in the nine months ended January 31, 1998. This increase was attributable to increased Process Engineer license revenue partially offset by a reduction in services revenue related to the elimination of the service personnel outside the U.S. and the elimination of Systems Engineer license and maintenance revenue with the sale of the Systems Engineer product line in December 1996.

Product Licenses.    Product license revenue increased 47% from $8.2 million in the nine months ended January 31, 1997 to $12 million in the nine months ended January 31, 1998. License revenue from the Process Engineer product line increased 78%, partially offset by the elimination of Systems Engineer license revenue as a result of the sale of the Systems Engineer product line in December 1996.

Services.   The Company provides maintenance and implementation services to its customers. Maintenance services include technical support and access to product upgrades. Implementation services include product installation, training and assisting customers with the effective deployment of LBMS products. Service revenue was $7.5 million for the nine months ended January 31, 1997 compared to $5.7 million for the nine months ended January 31, 1998. Overall services revenue decreased 24% due to a reduction in maintenance revenue from the Systems Engineer product line which was sold in December 1996.

Cost of Revenue

Cost of Product Licenses.   Cost of product licenses consists of sublicense
fees, product media and duplication cost, manuals, packaging materials and shipping expenses. Cost of product licenses was $0.1 million in the nine months ended January 31, 1997 and 1998, respectively, resulting in a gross margin of 98% and 100% for each respective period. The increase in margin is the result of a change in the mix of products from products with license fees payable to a third party licenser to products without such third party fees.

Cost of Services. Cost of services consists primarily of personnel costs for implementation and customer support. Cost of services was $3.4 million and $2.8 million in the nine months ended January 31, 1997 and 1998, respectively, resulting in a gross margin of 55% and 51% of the related service revenue in each respective period. The reduction of the gross margin percentage reflects the elimination of maintenance revenue from the Systems Engineer product line which was sold in December 1996 and an increase in employee and related recruiting costs associated with the addition of service personnel in the U.S.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, travel and promotional expenses and related indirect costs. Sales and marketing expenses decreased 15% from $9.1 million, or 58% of total revenue, in the nine months ended January 31, 1997 to $7.7 million, or 44% of total revenue, for the nine months ended January 31, 1998. This decrease of $1.3 million is due to the elimination of sales and marketing costs outside the U.S. after July 31, 1996.

Research and Development. Research and development (R&D) expenses consist primarily of cost of research and development personnel and related indirect costs. R & D expenses were $4.3 million, or 27% of total revenue, for the nine months ended January 31, 1997 compared to $3.7 million, or 21% of total revenue for the nine months ended January 31, 1998. The decrease in R & D expenses reflect the elimination or substantial reduction in development efforts related to the Systems Engineer, Insight, GUI Guidelines and Client Server Guidelines products subsequent to July 31, 1996 partially offset by the Company's increased investment in personnel and contracted development cost for the Process Engineer product line. Development headcount and expenses related to the Process Engineer product line were increased in the nine months ended January 31, 1998 compared to the nine months ended January 31, 1997.

General and Administrative.   General and administrative expenses consist
primarily of salaries of financial, administrative and management personnel and related indirect costs. General and administrative expenses decreased 20% from $2.5 million for the nine months ended January 31, 1997 to $2 million for the nine months ended January 31, 1998. The decrease resulted from the elimination of general and administrative expenses outside the U.S. and a reduction of general and administrative expenses, principally leasehold costs, in the U.S. subsequent to July 31, 1996, offset by additional expenses to support the Company's recruiting efforts, including the addition of a director of human resources, and the expansion of facilities and related cost in Austin, Texas.

Operating Income. The Company generated income from operations of $3 million in the nine months ended January 31, 1998 compared to a loss from operations of $17.8 million for the nine month period ended January 31, 1997. The nine month period ended January 31, 1998, contained a $1.5 million restructuring benefit compared to the 1997 period which contained a net restructuring charge of $14.1 million.

Income taxes. During the nine month period ended January 31, 1998, the Company recorded a tax refund of $0.1 million compared to $0.15 million for the nine month period ended January 31, 1997. Both refunds are related to the recovery of taxes paid in prior years.

Liquidity and Capital Resources

At January 31, 1998, the Company had cash and cash equivalents of $10.3 million and working capital of $5.3 million. The Company generated approximately $4 million in cash from operations for the nine months ended January 31, 1998 before payments of approximately $2.6 million related to the Company's restructuring activities and legal settlement.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's investing activities consist primarily of purchases of equipment. The Company had capital expenditures of $0.4 million for the nine months ended January 31, 1998, compared to $0.2 million for the comparable period in fiscal 1997. The Company does not currently have any significant capital commitments.

The Company has an available line of credit from a bank in the amount of $2.5 million. At January 31, 1998, the Company could only access approximately $0.75 million of the available line of credit due to borrowing base limitations. During the nine months ended January 31, 1998, the Company repaid approximately $0.5 million in outstanding indebtedness under the line of credit. This credit facility requires the Company to comply with certain restrictive covenants and maintain certain financial ratios. At July 31, 1997, the Company was in violation of certain restrictive covenants and obtained a waiver from the Bank. In September 1997, the Company renewed its credit facilities and modified certain of the restrictive covenants and financial ratios requirements. As of January 31, 1998 and February 28, 1998, the Company was in compliance with all credit facility covenants.

In June 1997, the Company's Executive Share Option Trust repaid approximately $1 million of indebtedness to a Bank with proceeds from the sale of the shares held by the Trust; consequently, the Company was released from its guarantee of that indebtedness.

The Company believes that its existing cash will be adequate to finance its operations through the close of the proposed acquisition projected for May 1998. A failure to complete the proposed acquisition with Platinum will negatively impact the Company's cash position. If the Company's shareholders do not approve the acquisition, the Company will be required to pay a termination fee to Platinum in the amount of $2.1 million and will have incurred professional services and other liabilities in connection with the proposed acquisition that could range from $1.0 million to $1.5 million.

See Exhibit 99 for further discussions about potential risk factors.

New Accounting Pronouncements

The Company was required to implement Statement of Financial Accounting Standards No. 128 " Earnings per Share" (SFAS 128) which became effective for periods ending after December 15, 1997. SFAS 128 requires the presentation of basic and diluted EPS and the restatement of EPS amounts reported for previous periods.

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

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings: - On January 22, 1998, the Company filed a lawsuit in the District Court of Harris County, Texas, against Find I.T., N.V., a Belgian company ("Find IT"). The lawsuit seeks a declaratory judgement that the Company is not bound by certain terms in an October 20, 1997 Heads of Agreement between the Company and Find IT. The Heads of Agreement describes a proposal under which Find IT would assist the Company in managing aspects of its product distribution in Europe, the Middle East and Africa. The document provided that the parties would seek to negotiate a formal agreement and stated specifically that section describing the proposed distribution arrangement was not binding and enforceable. Find IT has, nevertheless, asserted that these operative terms of the Heads of Agreement are binding and that Company has breached its obligations, in part through entering into its arrangements with PLATINUM described elsewhere in this Report. In correspondence, Find IT has asserted that the Company is liable to Find IT in the amount of approximately $2.5 million. The Company vigorously disputes this, and its lawsuit requests a declaration by the court that the Company is not bound by the business proposal described in the Heads of Agreement and has no liability to Find IT.

ITEM 4.        Submission of Matters to a Vote of Security Holders: -

The Annual General Meeting of Learmonth & Burchett Management Systems Plc (the "Company") was held at the Company's executive offices located at 1800 West Loop South, Suite 900, Houston, Texas, on November 21, 1997 at 11:00 a.m. central standard time for the following purposes:

   As ORDINARY BUSINESS:

     1. To adopt the Directors' Report and the audited accounts for the year ended April 30, 1997.

          Votes for           Votes Against             Abstain
          ---------           -------------             -------
          9,332,457               2,400                  10,800

     2.   To re-elect G. Felda Hardymon, who retires as a Director by rotation.

          Votes for           Votes Against             Abstain
          ---------           -------------             -------
          9,330,257               4,600                  10,800

     3.   To re-elect Roger A. Learmonth, who retires as a Director by rotation.

          Votes for           Votes Against             Abstain
          ---------           -------------             -------
          9,287,841              45,016                  12,800

     The following directors are not up for re-election until the next annual Shareholder meeting:

          Rainer H. Burchett
          Michael S. Bennett
          Gerald N. Christopher

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC

     4. To re-appoint the auditors Price Waterhouse to hold office until the next Annual General Meeting and to authorize the Directors to fix their remuneration.


          Votes for           Votes Against             Abstain
          ---------           -------------             -------
          9,330,091               4,766                  10,800

     5. To approve the payment of fees to the non-Executive Directors of the Company of an aggregate of up to (Pounds)18,000 for each such Director in the year to April 30, 1998 (being in excess of the (Pounds)40,000 limit currently set forth in the Company's Articles of Association).

          Votes for           Votes Against             Abstain
          ---------           -------------             -------
          9,124,069              209,588                 12,000

     As SPECIAL BUSINESS, Resolutions 6 and 7 to be treated as Ordinary Resolutions and Resolution 8 to be treated as a Special Resolution:

     6. To approve the adoption of an amendment to the 1996 Equity Incentive Plan to increase the number of ordinary shares authorized for the issuance of options by an additional 1,500,000 ordinary shares.

          Votes for           Votes Against             Abstain
          ---------           -------------             -------
          8,622,681              712,176                 10,800

     7.   To authorize the Directors to allot additional shares.

          Votes for           Votes Against             Abstain
          ---------           -------------             -------
          9,098,053              235,804                 11,800

     8. To approve disapplication of preemptive rights of holders of Ordinary Shares.

          Votes for           Votes Against             Abstain
          ---------           -------------             -------
          9,073,725              260,132                 11,800

     No broker non-votes were recorded.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


ITEM 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

          2    Agreement and Plan of Reorganization by and between Platinum technology, inc. and Learmonth and Burchett Management Systems
               Plc dated January 2, 1998.
         27    Financial Data Schedule
         99    Important Factors Regarding Forward-Looking Statements.

(b)  Reports on Form 8-K

     Not Applicable.

                  LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 1998            LEARMONTH & BURCHETT MANAGEMENT SYSTEMS PLC


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